Form 10KSB
period 1996-12-31
ECO SOIL SYSTEMS INC
filed 1997-04-16
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended:                           Commission File Number:
      DECEMBER 31, 1996                                       0-21975

                             ECO SOIL SYSTEMS, INC.
             (Exact Name of Registrant As Specified In Its Charter)

           NEBRASKA                                    47-0709577
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization                      Identification No.)

                         10890 THORNMINT ROAD, SUITE 200
                           SAN DIEGO, CALIFORNIA 92127
          (Address, Including Zip Code, Of Principal Executive Offices)
               Registrant's Telephone Number, Including Area Code:
                                 (619) 675-1660

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.005 PAR VALUE
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X    NO

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: / /

      The aggregate market value of the voting stock held by non-affiliates of the Registrant: $51,516,458 as of March 31, 1997.

      The number of shares outstanding of the Registrant's Common Stock, $.005 par value, as of March 31, 1997: 11,390,171.

      Documents Incorporated by Reference: The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held June 3, 1997, which is being filed on or prior to April 30, 1997.

                            Exhibit Index on Page 26

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified by the Company under the caption "Factors That Could Affect Future Performance" in Item 1, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      The Company has developed two patented distribution systems that enable the Company to market and support a proprietary line of microbial products which control and manage a wide variety of soil, crop and water problems. The Company believes that these biological products, when introduced through its BioJect and ClearLake delivery systems, will cost-effectively replace or complement the use of chemical pesticides or fertilizers in the turf maintenance, agricultural crop, soil remediation and water quality management industries. Use of the Company's systems can contribute to a reduction in the negative cumulative environmental effect of chemical use with no increase in cost or crop damage. The Company's goals are to increase the market share for biocontrol products and to make its delivery systems the principal methods for distributing biotechnology products in its targeted industries.

      The Company's delivery systems ferment environmentally-safe microorganisms at the site of application and automatically dispense the appropriate amount and type of cultured product at the desired frequency directly into the customer's irrigation system, pond or lake. By fermenting its biological products at the customer's site, the Company is able to preserve and protect the potency of the microorganisms, significantly reduce shipping costs and control the frequency of application and concentration of product. The Company believes that its microbial products, delivery systems and bioaugmentation expertise have positioned it as a leader in the introduction, marketing and management of biological complements or alternatives to many chemical pesticide and fertilizer products.

HISTORY

      The Company was incorporated under Nebraska law in November 1987. The Company initially marketed a program that developed blended fertilizers and soil amendments to golf courses and to other residential and commercial customers in the Lincoln, Nebraska area. In 1991, the Company decided that it needed a broader strategic vision and, consequently, concentrated on the development of biological inoculation service and nutrient programs. In the next several years, the Company developed its BioJect, ClearLake, CleanRack and CalJect systems for distribution to the turf maintenance industry.

      As the Company evolved from a product development and market introduction oriented business to a more sales-driven organization, the Company decided to de-emphasize its non-proprietary nutrient and seed business and instead concentrate its resources on the proprietary BioJect, ClearLake, CleanRack and CalJect systems. The Company also established new distributor relationships and expanded its international marketing activities.

MARKET OVERVIEW

      In 1995, an estimated $30 billion was spent on fertilizers and pesticides in the turf maintenance and agricultural crop markets. Most biological and chemical products are applied by tank mixing the products in water and then manually spraying the products on the areas that need to be treated. Due to the need for manual application, this process is time consuming and labor intensive, especially when performed on large acreages. In the case of biocontrol products, where more frequent applications are required compared to their chemical counterparts, the need for frequent manual applications has made these biocontrol products economically uncompetitive.

      Despite the potential environmental benefits of biological pesticides compared to their chemical counterparts, the agricultural and turf markets have been slow to accept the use of biological products due to the poor shelf life characteristics of biological products using traditional transportation and distribution systems. Pesticide and fertilizer products have typically been shipped over land and stored for long periods before application, practices which create an inhospitable environment for biological products that deteriorate rapidly when exposed to light, high temperatures or long storage periods. In 1995, according to the Organization for Economic Cooperation and Development, biological products comprised only 0.5% of the overall market for fertilizers and pesticides in the turf maintenance and agricultural crop industries, or approximately $150 million per year.

      To address these problems, the Company developed a patented process and designed proprietary equipment to automatically ferment microbial products on-site to high population levels and then inject the microorganisms during the irrigation cycles into the customer's irrigation or sprinkler system. A major advantage of the Company's BioJect system is that it uses the irrigation water as the distribution medium, thereby eliminating the substantial labor costs incurred in traditional methods and making the BioJect system the most cost-effective means of distributing biological products over large acreages. The BioJect system also allows customers to choose from a "menu" of biological control products, thereby enabling the Company to address a variety of turf and crop problems and to customize its products to the needs of individual customers and markets.

      The Company has initially targeted its biological products, delivery systems and support services to the golf course industry. A survey performed by the National Golf Foundation indicates that in 1995 there were over 15,000 golf courses in the United States that purchased annually in excess of $500 million of fertilizer and chemicals. Although the Company has focused initially on the turf maintenance and water quality management industries, the Company believes that it can leverage its experience in these industries into the agricultural crop and soil remediation markets.

BUSINESS STRATEGY

      The Company's goals are to increase the market share of biological products in the turf maintenance, agricultural crop, soil remediation and water quality management industries and to make the BioJect system the preferred delivery mechanism for all biological products in these industries. The Company intends to accomplish these goals by developing and controlling a distribution system through the acquisition of selected independent regional dealers and distributors, commercializing new biotechnology innovations, and expanding the use of these new products in additional markets.

      Over the past five years, the Company has focused primarily on its core delivery technology and the licensing of microbial products that can be delivered through the Company's BioJect and ClearLake delivery systems. During this period, only a minimal amount of capital and personnel resources were devoted to manufacturing and distribution, and the Company's sales and marketing efforts were limited to the efforts of its executive officers, a small number of salespersons and relationships with a few regional distributors. In order to expand its customer base, the Company determined that it would have to make substantial capital and personnel commitments, and the Company believes that the most efficient method of accomplishing this objective is to pursue a strategy of acquiring and consolidating independent dealers and distributors. In May 1996, the Company launched its strategy of acquiring selected dealers and distributors in an attempt to integrate and consolidate them into a single sales organization, thereby improving the Company's ability to market and sell its proprietary products, increasing its penetration into the turf maintenance industry, and enhancing its visibility within its target markets.

ACQUISITION AND PRODUCT DISTRIBUTION CONSOLIDATION STRATEGY

      In general, major golf course markets are dominated by a single sales organization that controls all new product introductions and their subsequent penetrations into golf courses in their regions. Prior to the Company's initial dealer acquisitions in May 1996, the Company sold its proprietary products primarily through direct sales efforts and relationships with certain regional dealers. Although this strategy enabled the Company to introduce its proprietary products into selected golf course markets, these markets represented regions where only approximately 30% of all United States golf courses are located. The Company also discovered that many of these dealers were accustomed to selling traditional fertilizers and pesticides and therefore lacked the technical expertise necessary to market and service the Company's technologically-advanced, proprietary products.

      In May 1996, the Company initiated its dealer acquisition and consolidation strategy by acquiring two regional turf distributors -- Turf Products Ltd. ("Turf Products"), a Chicago-based dealer that markets turf products throughout the greater Chicago area, and Turf Specialty, Inc. ("Turf Specialty"), a New Hampshire-based dealer that markets turf products throughout the New England region. These two dealers have traditionally offered a wide variety of turf maintenance products, including fertilizers and pesticides. The Company expects that the percentage of non-proprietary turf products sold by these dealers will decline as the Company uses these dealers to leverage its technologically-advanced, proprietary products into their respective regions. In February 1997, the Company acquired substantially all of the assets of Turfmakers, Inc. ("Turfmakers"), a turf products distributor in the Palm Springs, California area. See "--Recent Developments."

      The Company is currently evaluating additional acquisition opportunities throughout the United States. The Company intends to commit substantial time and resources to create the necessary organizational framework and acquisition structure (including pricing, employment contracts, reporting and accountability) necessary to explore and analyze these acquisition opportunities so that the Company can create an integrated marketing and distribution system for its products.

OTHER STRATEGIC ACQUISITIONS

      In September 1995, the Company acquired Aspen Consulting Companies, Inc. ("Aspen"), which designs and plans complete irrigation systems for golf courses, residential housing projects and large commercial developments, in order to bring additional irrigation system design and expertise in-house. The Company believes that the acquisition of Aspen will enhance the distribution of the BioJect and ClearLake systems in the new construction and large residential housing development markets and will provide increased exposure in the golf course architectural community, where Aspen has conducted business for years. The Company also believes that Aspen will play an integral role in enhancing the design of both the BioJect and ClearLake systems due to its knowledge and expertise in the design and operation of all phases of irrigation systems.

      In February 1996, the Company acquired a 51% interest in Direct Products and Machinery Pty. Ltd. ("Direct Products"). Direct Products, which had served as the Company's distributor in South Africa since June 1994, distributes a wide range of turf maintenance products, including fertilizers, seed and chemicals, and has also established relationships with citrus and avocado growers in South Africa. The acquisition of Direct Products will form the basis for the Company's international business unit.

PRODUCT AND MARKET STRATEGIES

      In addition to its strategy of acquiring selected dealers and distributors in key geographic markets, the Company also plans to develop and commercialize new innovations in biotechnology and expand the use of its products in additional markets and industries. The BioJect system is the Company's principal product for achieving these goals, and the Company intends to continue to position the BioJect system as the most efficient and cost-effective means of distributing biological products into irrigation-dependent markets.

      The Company believes that the introduction of naturally-occurring biologicals through its patented delivery systems will enable customers to overcome many of the environmental problems inherent in large-scale chemical applications while offering significant cost savings over traditional chemical applications.

      In addition to expanding the marketing and sale of its patented delivery systems in the turf maintenance and water quality management industries, the Company intends to leverage its experience in these industries into the agricultural crop and soil remediation markets. The Company has recently expanded its marketing efforts to encompass these additional markets and, in the long term, expects to establish partnerships or other formal relationships with large agricultural or chemical companies that service these markets.

PRODUCTS

      The Company's principal products and services for accomplishing its goals can be divided into two categories -- proprietary products and distributed products. The Company's proprietary products include its patented BioJect, ClearLake, CleanRack and CalJect systems. The Company's distributed products consist of other traditional fertilizers and pesticides that are distributed through the Company's wholly owned dealers and distributors. Each of these product categories is summarized below.

PROPRIETARY PRODUCTS

      The Company's principal proprietary products consist of (i) the BioJect system, which automatically cultures and distributes biological products through irrigation water, (ii) the ClearLake system, a pond and lake restoration system, (iii) the CleanRack system, an equipment wash rack and water treatment system that decontaminates equipment wash water so that it is suitable for recycling or discharge and (iv) the CalJect system, which utilizes the customer's irrigation system to introduce soil and water remediation products onto golf courses and agricultural areas. Each of these products is described below.

      BioJect System

      The BioJect system is the Company's primary product. The Company's BioJect system includes fermentation chambers, pumps, injectors and computer controls that coordinate the scale-up of microbial products and their injection into the customer's irrigation system and a "menu" of microbial products that can be delivered through its BioJect system.

      The BioJect system has evolved over the past four years from delivering only bacteria of the Bacillus family to delivering a variety of microbial products. These products appear on the Company's BioJect menu as replacements for or complements to fungicides, insecticides or soil amendments. The consumable product in each menu item is generally a microbe, and each microbe is cultured in the BioJect device under a proprietary formula. Different microbes are used for different applications because their mode of action and performance varies. As a result, these microbes are targeted to very specific problems.

      The microbial products delivered by the BioJect system are proprietary formulations, consisting of a variety of different strains. Different microbes are used for different applications because their function and performance varies. The Company currently has under license or under control microbial products that: (i) produce toxins harmful to plant diseases (Pseudomonas Aureofaciens), (ii) improve soil porosity (Bacillus spp.), (iii) break down thatch (Cellulomonas), (iv) fix atmospheric nitrogen (Azospirillum Brasilense),
(v) inhibit the growth of certain insect pests (Bacillus Thuringiensis), and
(vi) bioremediate certain hazardous chemicals (Pseudomonas Flourescens, Cytophaga Michiganese, Cytophaga Heparina and Pseudomonas spp).

      Because microorganisms are subject to degradation upon exposure to high temperatures, ultraviolet light or long storage periods, the introduction of these microbials into the soil on a regular basis had not been feasible prior to the development of the BioJect system. The BioJect system permits, for the first time, the introduction of microorganisms into the soil at the required frequency and in a cost-effective and environmentally safe manner. The BioJect system overcomes the traditional problems associated with the introduction of microorganisms into the soil by culturing and growing the microbial colonies during the day and then dispensing the microbial colonies into the customer's irrigation system automatically at night. The current BioJect system has been designed to pump large amounts of oxygen to the fermentation chamber, maintain a specific temperature range, and keep the pH at a neutral level. By doing so, the BioJect system creates an environment that optimizes the fermentation process, thereby allowing the scale-up of microbial populations from a starter culture.

      The Company has obtained exclusive rights to several microorganisms pursuant to a consulting agreement with Encore Technologies, Inc. ("Encore"). This thirty (30)-year consulting agreement provides that Encore shall (i) identify organisms from third parties which may be used in the BioJect system as pesticides, herbicides, fungicides or soil amendments, (ii) test such organisms to determine whether they can be scaled up in the BioJect system, (iii) conduct any necessary regulatory work and (iv) provide such organisms to the Company for use in its proprietary systems. In return for these services, the Company pays Encore a specified percentage of the price received from sales of the BioJect system by the Company's dealers and distributors. In addition to the Encore agreement, the Company has also acquired the rights to other microorganisms through licensing and/or distribution agreements with CCT Corporation ("CCT") and Abbott Laboratories ("Abbott"). Under the CCT agreement, the Company has exclusive rights to certain microbial products and pays a licensing fee based on a percentage of the selling price of the products subject to the agreement. The term of the CCT agreement extends through December 31, 1997, subject to one-year renewals thereafter upon the agreement of the parties. Under the Abbott agreement, which may be terminated by either party upon 30 days' notice, the Company is to pay for products at the time of shipment.

      To increase the menu of items for use in its BioJect system, the Company intends to enter into additional exclusive licensing agreements with various universities or owners once new microbial products have been proven effective. To meet the technical challenges associated with the task of optimizing the scale-up of these distinct microorganisms within the BioJect system and distributing them within the irrigation cycle, the Company has entered into research and development agreements with fermentation specialists.

      The Company generates revenues from its BioJect system by renting or selling it to customers, collecting service and maintenance fees, and selling the microbial products delivered through the BioJect system. The Company generally rents the BioJect system to customers for approximately $5,000 per year, plus a one-time installation fee of $1,000. The consumable microbial products are sold separately on a seasonal basis at the annual rate of $5,000 to $15,000 per microbial, with the cost of such microbials varying depending on the type of microbials and the desired frequency of application. The Company is the sole supplier of all of the consumables (biologicals and media) that are required in its BioJect system, as well as hardware maintenance services.

      ClearLake System

      The ClearLake system is a patented system that is designed to improve the aesthetics and water quality of water used for both irrigation and ornamental ponds and lakes. The ClearLake system utilizes an injector to introduce microbial products in small lakes and a BioJect system for larger lakes and those that are more difficult to treat.

      The ClearLake system has been designed for lakes which are particularly difficult to keep clean because the constant inflow of contaminants and nutrients into the lake is too high for the lake's ecosystem to stay in balance. The ClearLake system treats ponds and lakes by (i) injecting large amounts of oxygen into the water through venturi intakes, (ii) creating circulation and water movement around the perimeter of the pond or lake, (iii) redistributing water from the deepest part of the pond or lake to the other parts through a submersible pump, and (iv) distributing biological products throughout the lake through an injection system. The biological products introduced through the ClearLake system help to counteract excessive algae bloom. By significantly reducing the amount of algae and increasing the dissolved oxygen levels in ponds and lakes, the ClearLake system can dramatically improve the quality of water used for irrigation and of water in ornamental ponds and lakes and can, therefore, greatly reduce the quantity of water consumed in irrigation and reduce the need for chemical algaecides.

      The ClearLake system, which integrates a computer control center with a proprietary oxygen diffusion system and a water delivery apparatus as described above, is customized according to the specific dimensions of the pond or lake. The ClearLake system can simultaneously utilize four methods of improving water quality. These methods:

      -     increase the dissolved oxygen content of the water;

      - eliminate water stagnation by introducing a current that travels around the perimeter of the pond into the irregularly shaped fingers and inlets;

      - eliminate the cold anaerobic zone in the lake or pond by pumping the coldest water from the deepest parts to the shallow, warmer edges; and

      - introduce biologicals that out-compete the algae for food and, in some cases, attack the algae directly.

      Three different models of ClearLake systems are available depending on the size of the pond or lake. ClearLake systems vary in price from $7,500 to $25,000 per year, depending on the size and shape of the pond or lake and the desired horsepower of the ClearLake circulation center. Consumable microbial products and a maintenance and service contract are sold separately to customers at the annual rate of $1,500 to $5,000 per microbial, with the cost of such microbials varying depending on the type of microbials and the desired frequency of application. The Company generates revenues from its ClearLake system by selling the hardware and consumables and collecting maintenance and service fees.

      CleanRack System

      The Company's CleanRack system cleans the water that is typically used to wash golf course equipment and recycles it for use. If the water is reused without treatment, it often contributes to serious mechanical breakdowns and can pose serious health risks to those with whom it comes into contact. The CleanRack system is designed to decontaminate wash water so that it complies with applicable state and federal environmental and safety regulations and is suitable for discharge or can be safely recycled. As of December 31, 1996, the Company had sold 18 CleanRack systems.

      CalJect System

      The Company's CalJect system utilizes the customer's irrigation system to introduce soil and water remediation products onto golf courses and agricultural areas. The Company has targeted the CalJect system for use on areas which suffer from high salt and alkalinity problems. The CalJect system facilitates the introduction of non-biological soil amendments which will reduce the alkalinity of the soil, thereby enhancing plant growth. The Company introduced the product during the recent GCSAA Golf Show in February and recently has begun to actively market the product.

DISTRIBUTED PRODUCTS

      In addition to the proprietary products described above, the Company also sells a complete line of traditional chemical fertilizers and pesticides and other turf maintenance products through Turf Products and Turf Specialty, its recently acquired dealers and distributors. Besides the Company's proprietary products, these distributors keep in stock an inventory of branded pesticides, fertilizers, seed, and other necessary products from many agricultural manufacturers.

      In addition to expanding the Company's product line, the acquisition of these dealers provides the Company with an established sales and marketing force and a presence in many new geographic markets. Although the Company estimates that traditional chemical and turf products sold by these dealers will represent approximately 60% of the Company's overall revenues in the year ending December 31, 1997 if no additional dealers are acquired, the Company expects this percentage will decline as the Company uses these new dealers to leverage its technologically-advanced, proprietary products into additional regional markets.

PRODUCT DEVELOPMENT

      In addition to the Company's existing proprietary and distributed products described above, the Company is in the process of investigating and developing other products which may provide long-term benefits to the turf maintenance, agricultural crop, soil remediation, and water quality management industries.

      The Company's Aspen subsidiary currently performs several services related to product development. These services include water source evaluation, water supply planning, computer analysis of distribution, and evaluation of applicable products. Currently, Aspen is working with engineers at the Company to develop a complete turn-key system for turf managers at major sports stadiums. This system will be an improvement on the current state-of-the-art system because it will bring together current technologies in heating and cooling, drainage, and biological injection to sports fields.

      The Company has completed a number of trials for water and soil remediation and continues to test technologies in these markets. Two technologies appear to show promise in these industries, and the Company intends to invest further in their development. The first technology is the BioJect system. The second technology encompasses the use of new microorganisms. The Company is currently evaluating two new microbial products that have shown favorable laboratory results. One product speeds up the breakdown of Atrazine, a widely used herbicide and recently discovered deep water (aquifer) contaminant. University trials have shown that the other product breaks up PCB molecules into harmless gasses and liquids. Although the Company believes that there may be significant markets for these products, extensive testing and governmental approvals will be required before the Company can begin to market these products.

CUSTOMERS

      The Company has sold its BioJect system to some of the most famous and notable golf courses in the world, including the following:

*  Aviara Golf Club (CA)                   *  North Shore Country Club (IL)
*  Baltimore Country Club (MD)             *  Oakland Hills Country Club (MI)
*  Bighorn Country Club (CA)               *  Pelican Hills - Links Ocean (CA)
*  Caledonian Golf Club (Japan)            *  Point-O-Woods Country Club (MI)
*  Congressional Country Club (MD)         *  Royal Brunei Golf Club (Brunei)
*  John's Island (N,W&S) (FL)              *  San Francisco Country Club (CA)
*  Jupiter Hills (FL)                      *  Skokie Country Club (IL)
*  Kyowe Country Club (Japan)              *  Spyglass Hill Golf Club (CA)
*  Leopard Creek Golf Course (Zimbabwe)    *  Sun City Resorts - Gary Player (S. Africa)
*  Merion Golf Club (PA)                   *  Sun City Resorts - Lost City (S. Africa)
*  Monterey Peninsula Country Club (CA)    *  Tres Vidas Golf Course (Mexico)


      Customers for the ClearLake system include the following:

*  Del Mar Country Club (CA)       *  Somas Aguas Golf Club (Spain)
*  The Lakes Country Club (CA)     *  Sunrise Golf Club (NV)

RESEARCH AND DEVELOPMENT

      The Company does not conduct basic research. Instead, the Company licenses microbial products that have test data suggesting beneficial uses in the turf maintenance, agricultural crop, soil remediation and water quality management industries. The Company spent approximately $475,000 and $413,000 on research and development for the years ended December 31, 1996 and 1995, respectively. The Company believes its strategic objectives can best be met by combining its in-house product development efforts with the licensing of technology and the establishment of research collaborations with scientists at academic institutions and at companies working in related fields. Much of the in-house research and development effort is targeted at the engineering of the fermentation and product delivery features of its BioJect system. System adaptation by modification of the physical design allows flexibility to accept a variety of microbial agents. System design also considers the Company's service component and simplifies maintenance procedures and the duration of the service visit.

GOVERNMENT REGULATION

      Various state laws and regulations require the Company to register all of its nutrient products with the Department of Agriculture in each state in which the Company sells its products. Fertilizer products are also subject to periodic monitoring by each state's Department of Agriculture. Although the Company has spent less than $100,000 complying with the registration and labeling requirements imposed by environmental laws and regulations in each of the last two fiscal years, the Company expects to spend approximately
$200,000 on regulatory compliance in fiscal 1997. However, the Company can be subject to fines and loss of its fertilizer license in any state where its products fail to comply substantially with the Company's approved labels or registration. The Company is currently subject to the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. For marketing and use of its products outside the United States, the Company will be subject to foreign regulatory requirements. Such requirements vary widely from country to country. In addition, as the Company expands, it may decide to register certain of its microbial products as pesticides with the EPA, which involves a complex approval process. Failure to achieve such registration could limit the market potential of such microbial products. See "Factors That Could Affect Future Performance -- Government Regulation."

PATENTS AND PROPRIETARY RIGHTS

      The Company's success is dependent in large measure upon its ability to obtain patent protection for its products and to maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained and is seeking U.S. and foreign patents regarding the technology relating to the automatic inoculation of irrigation water with biological products to improve soil quality. Specifically, the Company was granted two U.S. patents in July 1993 that cover both the process of automatically inoculating irrigation water with biological products and the equipment (the BioJect system) that the Company uses to inoculate irrigation water automatically. In May 1994, the Company was granted a patent on its ClearLake system for the improvement of water quality in a pond or similar body of water. The Company also has six additional U.S. patents pending with respect to its ClearLake system.

      The Company filed a new patent application in 1994 relating to the automatic inoculation of irrigation water with biological products that incorporates a BioJect system that is able to grow, culture and dispense into the irrigation system distinct microorganisms or combinations of microorganisms on a frequent (daily) basis. The type of microorganism or combination of microorganisms can be changed frequently as the tank is "cleansed" on a regular basis. This application also expanded the scope of the invention to include irrigation systems covering all types of vegetation, in addition to turf. This application was approved by the Patent Examiners office in January 1995, and the Company was issued a formal patent on September 5, 1995.

      In August 1995, the Company submitted another patent application that covers a further modification to the BioJect system. This application also covers a system that is designed to grow and inject distinct microorganisms or combinations of microorganisms that are selected on a preprogrammed basis. However, this application incorporates biological and food sources being stored and added to the BioJect system in a liquid state. The application also expands the scope of the invention to cover the application of biological products to all types of vegetation in addition to turf and expands the way these microorganisms can be distributed onto vegetation to include utilizing a system to fill up a spray tank for manual application to turf or vegetation in addition to the utilization of the irrigation system. This application is still pending.

      In addition to the patent applications described above, the Company has registered or applied for registration of a number of trademarks used in its business. The Company also relies on trade secrets and proprietary know-how. The Company occasionally has elected to disclose its trade secrets and proprietary know-how to employees, consultants, potential corporate partners, and contract manufacturers.

COMPETITION

      The Company's systems ferment and distribute environmentally-safe alternatives to chemicals for the treatment of various soil and water problems. The Company's proprietary products and services compete against traditional means of plant and water maintenance that require heavy use of chemical products, with an emphasis on treating problem areas as they develop. These traditional technologies include chemical insecticides and fungicides, chemical soil penetrants, acid injection systems, and the direct, manual application of cultured microbial products. The Company competes against these traditional technologies on the basis of its delivery mechanism and bioaugmentation expertise.

      The Company's principal competitors with respect to its various proprietary systems are described below:

      BioJect System

      The BioJect system competes against a number of companies that have developed biological products for plant maintenance. The BioJect system also competes against a number of technologies that are designed to reduce the incidence and severity of turf and plant disease and sodium build-up in the water, soil and tissue of the grass. These technologies include traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems, and the direct, manual application of cultured microbial products. Although the Company believes that none of its competitors offers an automated means of regularly applying products to turf and crops in an effective manner, many of these competitors have substantially greater access to financial, technical and personnel resources than the Company and include such well-established companies as Novartis, Inc., Rhone- Poulenc AG Company, the Dow Chemical Company, O.M. Scotts & Sons, Inc., Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors.

      ClearLake System

      There are a number of companies that have developed conventional pond and lake aeration equipment, including The Toro Company, Otterbine Barebo, Inc., Dennis Manufacturing Co., Fresh-Flo Corp., Ziegler Bros.,

Inc. and Spraying Systems Co. However, these systems use only one or two methods to improve water quality, as compared to the four methods utilized in the ClearLake system.

      CleanRack System

      Competitive equipment wash and water treatment systems are sold by RGF Environmental and Llanda, Inc. RGF Environmental is the industry leader with over 2,000 installations worldwide, while Llanda is estimated to have over 800 installations. Both companies have designed systems for heavy industrial applications and have not, to date, focused on developing systems specifically for the golf industry. The Company competes with RGF Environmental and Llanda on the basis of the features and benefits of its product line in relation to cost.

      CalJect System

      There are a number of companies that have developed systems to introduce soil and water remediation products onto golf courses and agricultural areas, including Soil Solutions, Inc. and The Toro Company. The Company believes that its product has a competitive advantage over its competitors due to the system's features and flexibility.

DISTRIBUTED PRODUCTS

      The Company's distributed products and services compete against manufacturers and distributors of traditional technologies, including chemical insecticides and fungicides, chemical soil penetrants, acid injection systems and the direct, manual application of fertilizers and pesticides. Many of these competitors have substantially greater access to financial, technical and personnel resources than the Company and include such well-established companies as Lesco, Inc., Terra Companies, Inc., Con-Agra, Inc. and Wilbur-Ellis Company.

PERSONNEL

      As of December 31, 1996, the Company had 66 full-time employees, consisting of five in general management, 19 in sales and marketing, 13 in customer service, four in research and development, and 25 in finance and general administrative activities. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced work stoppages and believes that it maintains good relations with its employees.

RECENT DEVELOPMENTS

      On January 16, 1997 the Company sold 3,300,000 shares of its Common Stock at a price of $4.125 in an initial public offering of its shares (the "Offering"). On February 20, 1997, the Company sold an additional 495,000 shares at a price of $4.125 pursuant to the exercise by the underwriters of their overallotment option. The Company received net proceeds of approximately $13,600,000 which were used for the purchase of Turfmakers (as described below), for the reduction of debt and for working capital purposes.

      On February 19, 1997, the Company acquired substantially all of the assets of Turfmakers, other than its accounts receivable, for a purchase price of $1.2 million and 25,000 shares of the Company's Common Stock. The cash portion of the purchase price is subject to certain post-closing adjustments, based on the value of inventory and equipment acquired. The Company intends to continue Turfmakers' turf products marketing business in the Palm Springs area.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

      This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements.

      ACCUMULATED DEFICIT; CONTINUING OPERATING LOSSES. At December 31, 1996 the Company had an accumulated deficit of $12,887,000. The Company has never generated net income and continues to sustain operating losses. To date, the Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. Due to increased expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions, the Company expects to continue generating losses at least through the first six months of 1997. The Company is dependent upon improvements in the profitability of its operations, the availability of additional financing, revenue growth from acquisitions, the successful integration of dealers and distributors, and obtaining rights to additional microbial products to increase revenues to a level necessary to achieve profitability. There can be no assurance that the Company will ever achieve successful or profitable operations. See Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      DEPENDENCE ON FUTURE GROWTH; RISKS OF NEW PRODUCT CONCEPTS. In order to expand its business and achieve significant growth in sales, the Company must continue to broaden its sales and marketing capability and increase the size of its customer base, in part through the acquisition of independent dealers and distributors. Although sales of certain of the Company's products are growing, the Company's products and operations remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts. These risks include unforeseen problems, delays, expenses and complications frequently encountered in the early phases of research, development and commercialization of products, and expenses associated with hiring and training additional sales, marketing and customer service personnel. Many of these events may be beyond the Company's control. The Company is also attempting to market its products into several new industries, including the agricultural crop and soil remediation markets. There can be no assurance that such efforts will prove to be successful or that the Company's intended customers will purchase the Company's systems and products instead of competing products. See Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      RISKS ASSOCIATED WITH DEALER ACQUISITION STRATEGY. Distribution and sales of the Company's products have historically occurred through direct sales efforts and independent dealers and distributors. The Company has initiated a strategy of attempting to establish a nationwide distribution system for its products through the acquisition of various independent dealers and distributors. Such acquisitions will require significant capital outlays and, due to the generally lower margins associated with those dealers' existing products, may have the effect of lowering the Company's gross profit margins. Achieving the anticipated benefits of such acquisitions will depend on a variety of factors, including whether the integration of such dealers and distributors with the Company's organization can be accomplished in an efficient and effective manner and whether or not the acquired sales force can effectively sell the Company's proprietary products. Any failure to identify acquisition candidates properly, any large expenditures on acquisitions that prove to be unprofitable, or any inability to sell the Company's proprietary products through the acquired distribution system could have a material adverse effect on the Company's business, financial position and results of operations.

      POTENTIAL CREDIT RISKS. Historically, the Company has experienced longer collection cycles for its proprietary products and systems compared to its distributed products. The Company generally does not require a pledge of collateral securing these accounts receivable and provides for estimated losses on uncollectible accounts at the time of sale. Although losses on uncollectible accounts have been minimal and within management's expectations, the failure of the Company to maintain adequate procedures relative to the issuance of credit or establish adequate allowances for uncollectible accounts receivable could have a material adverse effect upon the Company's business, financial position and results of operations.

      PATENTS, PROPRIETARY TECHNOLOGY AND LICENSES. The Company's success will be dependent in large measure upon its ability to obtain and enforce patent protection for its products, maintain confidentiality of its trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. The Company has been granted two U.S. patents for the technology relating to the BioJect system and has filed two other applications covering modifications to the BioJect system, one of which has been approved. The Company has also obtained U.S. patent protection for its ClearLake system and may apply for foreign patent protection in selected countries. The Company does not have foreign patent rights with respect to the claims covered by the two initial BioJect patents, and the Company is precluded from obtaining such foreign rights due to the expiration of the period for filing such claims. However, in connection with the two subsequent BioJect patent applications, the Company expects to be permitted to apply for foreign patent protection with respect to these inventions and may apply for such protection in selected countries. The Company has registered or applied for registration of a number of trademarks used in its business and also relies on trade secrets and proprietary know-how. The Company occasionally has elected to disclose its trade secrets and proprietary know-how to employees, consultants, potential corporate partners and contract manufacturers.

      Despite the precautions described above, it may be possible for a third party to copy or otherwise obtain or use the Company's products or technology without authorization, or to develop similar products or technology independently. There can be no assurance that the Company's patent or trademark applications will be granted, that its means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar products. Furthermore, if any of the Company's patents are infringed upon, it may not have sufficient resources to prosecute a patent suit to defend its patents. In addition, an adverse determination in any litigation would subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties, or prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business and prospects. See Item 1: "Business -- Patents and Proprietary Rights."

      LACK OF MANUFACTURING CAPABILITY; RISKS RELATED TO DEPENDENCE ON CONTRACT MANUFACTURERS AND SUPPLIERS. The Company currently does not have any manufacturing capability and must rely on third parties to manufacture its products and components. The Company has more than one supplier for the manufacture of most of its products and components; however, some are being obtained from only one source. Although the Company believes that it will be able to contract production with a number of suppliers, there can be no assurance that this will be the case or that the need to contract with additional suppliers will not delay the Company's ability to have its products and components manufactured. There can be no assurance that these manufacturers will meet the Company's requirements for quality, quantity and timeliness, or that the Company will be able to find substitute manufacturers for its products and components in the future. In the first six months of 1996, the Company experienced a problem with a circuit board in its BioJect system which required the Company to incur expenses in making circuit board repairs in its installed BioJect systems and resulted in a delay in certain installations of new BioJect systems. Although the Company believes that it has solved this problem by contracting with a different manufacturer for its circuit boards, there can be no assurance that similar unforeseen problems will not develop in the future, any of which could have a material adverse effect on the Company's operations. In addition, if the Company is unable to obtain or retain contract manufacturers, or to obtain manufacturing on commercially acceptable terms, it may not be able to commercialize its products as planned.

      NO ASSURANCE THAT ADDITIONAL MICROBIAL PRODUCTS WILL BE ACQUIRED. The Company plans to acquire the rights to additional microbial products. The Company does not engage in its own research and development with respect to microbial products. Although the Company is actively seeking to obtain licenses for additional microbial products, there can be no assurance that the Company will be successful in obtaining any such licenses on terms acceptable to the Company, if at all. The failure of the Company to acquire rights to additional products could have a material adverse effect on the Company, its results of operations and prospects. See Item 1: "Business -- Business Strategy."

      PRODUCT LIABILITY CLAIMS AND UNINSURED RISKS. The Company may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on behalf of the Company. The Company currently carries a product liability insurance policy with an aggregate limit of $2,000,000. There can be no assurance, however, that such product liability insurance will adequately protect the Company against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business and prospects of the Company.

      The Company has obtained insurance of such types and in such amounts as it believes to be adequate and customary for similarly situated firms in its business, including casualty insurance and workers' compensation insurance. However, there are risks not normally covered by insurance over which the Company has no control but which could result in the Company incurring losses not covered by insurance. Losses incurred as the result of the improper application of fertilizers or other compounds, or which result from the violation of environmental or other governmental regulations, are generally not covered by insurance and could result in losses being incurred by the Company. There can be no assurance that any losses covered by insurance will be adequately covered or that any claim by the Company will be approved for payment by the insurer.

      ENVIRONMENTAL LIABILITY. Some states have laws imposing liability on certain parties for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environment Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. The Company is also subject to certain other environmental laws, including the Environmental Protection Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. The Company does not currently maintain insurance for any environmental claims which might result from the release of its products into the environment in a manner or in concentrations not permitted by law. Thus, a claim for environmental liability could have a material adverse effect on the Company. See Item 1: "Business -- Government Regulation."

      COMPETITION AND RAPID TECHNOLOGICAL CHANGE. The Company competes for market share with a number of companies that manufacture and market chemical compounds. In addition, a number of companies are developing biological and organic products for turf maintenance. Many of these competitors have substantially greater capital resources, research and development staffs and facilities than the Company, and many of these competitors have extensive experience in turf maintenance. The Company's competitors may develop and introduce products and processes competitive with or superior to those of the Company. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its products compared to those of potential competitors. Such timing will be based on the effectiveness with which the Company or the competition can complete product testing and approval processes and supply quantities of these products to market. Competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, price, market capability and patent protection.

      The fields of biotechnology and related technologies in which the Company is engaged have undergone rapid and significant technological changes. The Company expects that the technologies associated with its research and development will continue to develop rapidly. There can be no assurance that the Company will be able to establish itself in such fields or, if established, that it will be able to maintain a competitive position. Further, there can be no assurance that the development by others of new or improved processes or products will not make the Company's products and processes less competitive or obsolete. See Item 1:"Business -- Competition."

      GOVERNMENT REGULATION. The Company is subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, soil additives and amendments, water treatment products and product labeling. The Company's current products are subject to regulation by the Environmental Protection Agency (the "EPA"), the Food and Drug Administration (the "FDA") and by certain state agricultural departments. Compliance with laws and regulations will increase the costs and time necessary to allow the Company to operate successfully and may affect the Company in other respects not currently foreseeable. More stringent requirements for regulation or environmental controls may be imposed, which could have a material adverse effect on the Company. See Item 1: "Business -- Government Regulation."

      QUARTERLY FLUCTUATIONS IN THE COMPANY'S RESULTS OF OPERATIONS. The Company's operating results vary from quarter to quarter as a result of various factors, including the fact that customers who purchase the Company's ClearLake and CleanRack systems generally purchase such systems out of their available capital expenditure budget, the amount of which is typically approved on a yearly basis due to the capital expenditure nature of the product. As a result, sales of ClearLake and CleanRack systems are generally higher in the first three quarters than in the fourth quarter since many customers have already spent their full capital budgets by the fourth quarter. To date, sales of the Company's BioJect systems have not varied materially due to seasonal factors. Because the Company's business is directly related to the capital expenditure budget of its customers, the Company expects that quarterly fluctuations in its operating results will continue. Therefore, results for any quarter are not necessarily indicative of results for any future period. See Item 6:
"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Fluctuations."

      DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the active participation of William B. Adams, its Chairman of the Board and Chief Executive Officer, and Douglas M. Gloff, its President and Chief Operating Officer. The loss of the services of either of these individuals could have a material adverse effect upon the Company's future operations. Messrs. Adams and Gloff have each entered into an employment agreement with the Company which provides for their continued employment with the Company through September 1998. The Company does not have key person life insurance on any of its key employees.

      NEED FOR TECHNICAL PERSONNEL. The Company's success depends in large part on its ability to attract and retain qualified scientific and management personnel. The Company faces competition for such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed. Furthermore, the Company's expected expansion into activities requiring additional expertise will place increased demands on its resources and management skills. The Company's Scientific Advisory Board members and consultants are employed by or consult with others, and they are expected to devote only a small portion of their time to the Company. In addition, the Company's Scientific Advisory Board members and consultants may have consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to the Company.

      CONTROL BY PRINCIPAL SHAREHOLDERS. The current principal shareholders and management of the Company own approximately 41% of the outstanding shares of Common Stock of the Company, assuming the exercise of all outstanding options and the conversion of debt held by them and no exercise of options or warrants or the conversion of debt held by others. Accordingly, even though the Company currently has cumulative voting, the current principal shareholders and management, if voting in concert, may have the ability to effectively control the election of a majority of the directors of the Company or any other major decisions involving the Company or its assets.

      OUTSTANDING WARRANTS AND OPTIONS. As of December 31, 1996, there were 5,093,500 shares of Common Stock subject to issuance pursuant to options and warrants issued by the Company. Holders of warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the warrants and options. While the warrants and options are outstanding, they may adversely affect the terms on which the Company can obtain additional capital.

      UNDESIGNATED PREFERRED STOCK; ANTITAKEOVER PROVISIONS. The Board of Directors is authorized, without any action by the Company's shareholders, to issue up to 5,000,000 shares of undesignated Preferred Stock and to fix the powers, preferences, rights and limitations of any such Preferred Stock or any class or series thereof. Persons acquiring Preferred Stock could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders, including purchasers of Shares in this offering. This ability of the Board would permit the Company to adopt a shareholders' rights plan or to take other action that could deter a hostile takeover of the Company, entrench the Board of Directors or deter an unsolicited tender offer. In addition, certain provisions of the Company's Bylaws, as amended, including provisions creating a staggered board of directors, and certain provisions of Nebraska law, including the Nebraska Shareholders Protection Act, could have the effect of deterring or delaying a takeover or other change in control of the Company, could deny shareholders the receipt of a premium on their Common Stock and could have a depressive effect on the market price of the Company's Common Stock.

      NO DIVIDENDS. The Company has never paid a cash dividend on its Common Stock, and the Company is currently prohibited from paying dividends by the terms of a loan agreement between the Company and Imperial Bank. For the foreseeable future, it is anticipated that any earnings that may be generated from the Company's operations will be used to finance its growth and that cash dividends will not be paid to holders of Common Stock.

ITEM 2.  PROPERTIES

      The Company's headquarters consist of 22,000 square feet located in San Diego, California. The Company currently leases this building for warehouse, sales and marketing, product development and administrative purposes. The Company's lease for such space provides for base lease payments of $13,200 per month, plus operating expenses, and expires in December 1999. The Company does not own any real property.

      The Company's Florida subsidiary, Eco Soil Systems, Inc. (Florida), occupies 3,400 square feet of office and warehouse space for total monthly rent of $1,400.

      The sales organizations recently acquired, Turf Products, Turf Specialty and Turfmakers, each have office and warehouse space. Turf Products leases 6,500 square feet in Chicago at a base rent of $3,750 a month plus operating expenses. Turf Specialty leases 8,000 square feet in northern New Hampshire at a base rent of $4,500 per month plus operating expenses. Turfmakers leases 12,700 square feet in Cathedral City, California for monthly rent of $3,400 and an additional 2,500 square feet for monthly rent of $200. The Turfmakers lease relating to 12,700 square feet of space expires May 31, 1997. The Company currently is negotiating the terms of a lease for a new facility to replace the 12,700 square foot Cathedral City facility.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings and is not aware of any material proceedings that are contemplated by any third party or governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 6, 1996 the Company held a Special Meeting of Shareholders. Notice of the Special Meeting and a Proxy Statement were submitted to Shareholders of record as of November 19, 1996. At the Special Meeting, shareholders were asked to vote on the following proposals:

      1. To approve amendments to and restatement of the Company's Articles of Incorporation to increase the Company's authorized capital stock to 25,000,000 shares and to provide for up to 5,000,000 shares of undesignated preferred stock;

      2.    To approve amendments to and restatement of the Company's Bylaws;

      3. To approve the classification of directors of the Company into three classes with staggered terms of three years each;

      4.    To approve the 1996 Directors' Stock Option Plan; and

      5. To approve an increase in the number of shares of the Company's Common Stock reserved for issuance under the 1992 Stock Option Plan from 450,000 to 900,000.

At the meeting on December 6, 1996, the following results of shareholder votes were recorded:

PROPOSAL 1

      To approve amendments to and restatement of the Company's Articles of Incorporation to increase the Company's authorized capital stock to 25,000,000 shares and to provide for up to 5,000,000 shares of undesignated preferred stock.

            For                   3,814,952
            Against                       0
            Abstain                   6,500

PROPOSAL 2

      To approve amendments to and restatement of the Company's Bylaws.

            For                   3,814,952
            Against                       0
            Abstain                   6,500

PROPOSAL 3

      To approve the classification of directors of the Company into three classes with staggered terms of three years each.

            For                   3,814,952
            Against                       0
            Abstain                   6,500

PROPOSAL 4
      To approve the 1996 Directors' Stock Option Plan.

            For                   3,734,452
            Against                  32,500
            Abstain                   6,500

PROPOSAL 5

      To approve an increase in the number of shares of the Company's Common Stock reserved for issuance under the 1992 Stock Option Plan from 450,000 to 900,000.

            For                   3,795,952
            Against                       0
            Abstain                   6,500

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      The Company's Common Stock, $.005 par value per share, trades on The Nasdaq SmallCap Market under the symbol "ESSI." As of March 31, 1997 there were approximately 11,390,171 shares of Common Stock outstanding held by approximately 350 holders of record.

      There was no public market for the Company's Common Stock during the two fiscal years ended December 31, 1996.

      The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying dividends by the terms of a loan agreement between the Company and Imperial Bank. The Company intends to retain any earnings for use in the operation and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Eco Soil Systems, Inc. (the "Company") has developed two patented distribution systems that enable the Company to market and support a proprietary line of microbial products which control and manage a wide variety of soil, crop and water problems. The Company believes that these biological products, when introduced through its BioJect and ClearLake delivery systems, will cost-effectively replace or complement the use of chemical pesticides or fertilizers in the turf maintenance, agricultural crop, soil remediation and water quality management industries. Use of the Company's systems can contribute to a reduction in the negative cumulative environmental effect of chemical use with no increase in cost or crop damage. The Company's goals are to increase the market share for biocontrol products and to make its delivery systems the principal methods for distributing biotechnology products in its targeted industries.

      The Company's delivery systems ferment environmentally-safe microorganisms at the site of application and automatically dispense the appropriate amount and type of cultured product at the desired frequency directly into the customer's irrigation system, pond or lake. By fermenting its biological products at the customer's site, the Company is able to preserve and protect the potency of the microorganisms, significantly reduce shipping costs and control the frequency of application and concentration of product. The Company believes that its microbial products, delivery systems and bioaugmentation expertise have positioned it as a leader in the introduction, marketing and management of biological complements or alternatives to many chemical pesticide and fertilizer products.

      The Company has financed its operations since inception by generating cumulative revenues through December 31, 1996 of approximately $19,887,000 and by raising approximately $16,618,000 in equity and debt financing.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 compared to 1995

      The Company generated revenues of $12,116,000 for the year ended December 31, 1996, compared to $3,757,000 for the year ended December 31, 1995. On May 31, 1996, the Company acquired Turf Products, Ltd. ("Turf Products") and Turf Specialty, Inc. ("Turf Specialty"), and the acquisition of each of these companies has been accounted for as a purchase. The results for the year ended December 31, 1996 contain seven months of revenues from Turf Products, $3,027,000, and Turf Specialty, $3,867,000. The majority of revenues generated by Turf Products and Turf Specialty are from sales of distributed products. Revenues from the sales of proprietary products increased by approximately 40% to $4,483,000 during the year ended December 31, 1996, compared to $3,195,000 during the year ended December 31, 1995. Revenues from proprietary products consist of products designed by the Company and sold under the Company's name. In September 1995, the Company acquired Aspen Consulting, Inc. ("Aspen"), an irrigation design and planning firm, and Aspen accounted for $1,079,000 of revenues for the year ended December 31, 1996. In addition, in February 1996 the Company acquired a 51% interest in Direct Products and Machinery Pty. Ltd. and Golf and Turf CC ("Direct Products"), a distributor of the Company's products in South Africa. From February 1996 through December 31, 1996, Direct Products contributed $790,000 to the Company's revenues.

      In 1996, the Company's lease revenues on its BioJect system increased approximately 28% to $681,000, compared to $534,000 during 1995. The Company's revenues from its BioJect menu items, primarily microbes, increased to $1,237,000 during 1996, up 31%, compared to $942,000 during 1995. The primary cause of the increase in lease, installation and menu items was the increase in the number of BioJect systems installed. At December 31, 1996, the Company had 238 BioJect systems installed, up 39% compared to 171 installed at December 31, 1995. In addition, the Company increased the number of menu items available to customers during 1996.

      During the year ended December 31, 1996 the Company had international sales of approximately $1,333,000 as compared to $598,000 in 1995. The increase in international sales was due to the sales made through Direct Products in 1996.

      Revenues from the sales of CleanRack systems increased 101% to $339,000 during the year ended December 31, 1996, compared to $169,000 during the year ended December 31, 1995. The increase in CleanRack sales reflects an increase in the number of units sold. Revenues from the sales of ClearLake systems during 1996 declined 53% to $206,000, compared to $436,000 during 1995. The decline in the sales of ClearLake systems during the year ended December 31, 1996 was due to a decline in unit sales as the Company redesigned its ClearLake product and as a result the Company did not actively market its ClearLake system during that time period.

      Sales of other proprietary products, which consisted primarily of fertilizer, nutrient and seed sales, declined to $699,000 during the year ended December 31, 1996 compared to $809,000 during the year ended December 31, 1995. The decrease resulted from the Company's decision to focus on the marketing of its BioJect system and its other proprietary products.

      The Company's gross profit margin for its proprietary products increased to 56% during the year ended December 31, 1996 as compared to 53% during the year ended December 31, 1995. The increase in the gross profit margin for the Company's proprietary products was due to an increase in the proportion of BioJect menu sales, which carry higher gross profit margins as a percentage of total proprietary product sales. The Company's gross profit margin for distributed products was 29% during the year ended December 31, 1996 as compared to 15% during the year ended December 31, 1995. The increase in gross profit margin for distributed products reflects the acquisitions of Turf Products and Turf Specialty which traditionally sell higher margined distributed products. The Company's overall gross profit margin was 39% for the year ended December 31, 1996 as compared to 47% for the year ended December 31, 1995. The decline in gross profit margin was due to the increase in the number of lower margined sales of distributed products as a result of the acquisitions in May 1996 and to a lesser extent a problem with the circuit boards for its BioJect system.

      During the first and second quarters of 1996, the Company purchased a significant number of faulty circuit boards from an outside vendor. These circuit boards caused the Company to incur in excess of $800,000 of expenses, which decreased the Company's gross profit and increased its selling, general and administrative expenses. The additional expenses were due to (i) the costs of diagnosing the problem, (ii) the costs of designing, producing and installing new circuit boards, (iii) excess product usage of menu items and (iv) significant customer service expenses. In addition, given the circuit board problem, the Company chose to stop marketing its BioJect system to additional customers in May 1996 until the problem was rectified. The Company redesigned the circuit board and resumed marketing the BioJect system in August 1996.

      Selling, general and administrative expenses increased to $6,489,000 during the year ended December 31, 1996, compared to $2,584,000 during the year ended December 31, 1995. The increase in selling, general and administrative expenses was the result of the costs associated with the integration of the Company's acquisitions, an increase in the number of personnel at the Company to support future growth and the previously discussed circuit board problem.

      Research and development expenses increased to $475,000 during the year ended December 31, 1996, compared to $413,000 during the year ended December 31, 1995. The increase in research and development expenses was due to increased expenditures on the BioJect and ClearLake systems.

      Interest expense for the year ended December 31, 1996 was $1,064,000 compared to $262,000 during the year ended December 31, 1995. The increase in interest expense was primarily due to the amount of debt outstanding. The amount of short and long term debt increased to $9,483,000 at December 31, 1996, compared to $2,933,000 at December 31, 1995.

      The Company incurred $464,000 of expenses associated with the amortization of goodwill and other intangible assets during the year ended December 31, 1996 as compared to $45,000 during the year ended December 31, 1995. The increase in expenses associated with that amortization was due to the acquisition of Turf Products and Turf Specialty in May 1996 as well as twelve months of amortization of the goodwill associated with the acquisition of Aspen. The amount of goodwill associated with these acquisitions as of December 31, 1996 was $5,240,000 and is currently being amortized over a period of 15 years.

      The Company reported a net loss of $4,193,000 for the year ended December 31, 1996 as compared to a net loss of $1,836,000 during the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has incurred net losses and negative cash flows from operations, and at December 31, 1996, the Company had a working capital deficit of $6,434,000. Since its inception, the Company has financed its operations from private placements of Common Stock, Bridge Notes and Bridge Warrants, borrowing from its principal shareholders and bank financing. During 1996, the Company used $4.6 million in cash relating to its operating activities, which is consistent with the Company's net loss for the year of $4.2 million. The Company used $1.2 million for investing activities during 1996, which relates to the net cash paid for the acquisition of Turf Products and Turf Speciality in May 1996. The Company generated $6.0 million of cash from financing activities during 1996. The financing activities consisted primarily of: $3.7 million of bridge notes issued in July 1996, which were repaid ($1,800,000) or converted ($1,900,000) in February 1997 subsequent to the initial public offering; approximately $1 million from bank financing and approximately $1.3 million from loans from officers and shareholders.

      Subsequent to December 31, 1996 the Company issued 3,795,000 shares of common stock at a price of $4.125 per share in an initial public offering of its shares. The Company received net proceeds of approximately $13,600,000 which were used for the purchase of Turfmakers and for the reduction of debt and working capital purposes. The Company presently has $1,000,000 of borrowing capability from its existing line of credit with Imperial Bank. The Company believes that it has sufficient resources to finance its operations and future growth for at least the next twelve months.

QUARTERLY FLUCTUATIONS

      The Company's operating results vary from quarter to quarter as a result of various factors, including the fact that customers who purchase the Company's ClearLake and CleanRack systems and other capital items generally purchase such systems out of their available capital expenditure budget, the amount of which is typically approved on a yearly basis. As a result, sales of ClearLake and CleanRack systems and other capital items are generally higher in the first three quarters than in the fourth quarter since many customers have already spent their full capital budgets by the fourth quarter. To date, sales of the Company's BioJect systems have not varied materially due to seasonal factors. Because the Company's business is directly related to the capital expenditure budgets of its customers, the Company expects that quarterly fluctuations in its operating results will continue. Therefore, results for any quarter are not necessarily indicative of results for any future period. See Item 1: "Business -- Factors That Could Affect Future Performance -- Quarterly Fluctuations in the Company's Results of Operations."

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 13(a) below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

      MATERIAL IN PROXY STATEMENT FOR 1997 ANNUAL MEETING
      WHICH IS INCORPORATED HEREIN BY REFERENCE:


----------------------------------------------------------------------------------------
Item      Item Caption                                          Proxy Statement Caption
No.
----------------------------------------------------------------------------------------
9         Directors and Executive Officers of the Registrant    "Directors and Executive
                                                                Officers"
----------------------------------------------------------------------------------------
10        Executive Compensation                                "Executive Compensation"
----------------------------------------------------------------------------------------
11        Security Ownership of Certain Beneficial Owners       "Security Ownership
          and Management                                        Shareholders and
                                                                Management"
----------------------------------------------------------------------------------------
12        Certain Relationships and Related Transactions        "Certain Transactions"
----------------------------------------------------------------------------------------

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a)  Financial Statements

      See "Index to Consolidated Financial Statements" at page F-1.

      (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed by the Registrant during the fourth quarter of fiscal 1996.

      (c)  Exhibits

      The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

  1.1(3)       Form of Underwriting Agreement

  1.2(3)       Form of Representative's Warrant

  1.3(3)       Selected Dealers' Agreement

  1.4(2)       Agreement Among Underwriters

  3.1(3)       Articles of Incorporation

  3.2(3)       Bylaws, as amended

  4.1(1)       Specimen Form of the Common Stock Certificate

 10.1(2)       1992 Stock Option Plan

 10.2(2)       1996 Directors' Stock Option Plan

 10.3(1) Agreement and Plan of Merger, dated as of May 31, 1996, as amended on October 28, 1996, by and among the Company, a wholly owned subsidiary of the Company and Turf Specialty, Inc.

 10.4(1) Agreement and Plan of Merger, dated as of May 31, 1996, by and among the Company, a wholly owned subsidiary of the Company and Turf Products, Ltd.

 10.5(2)       Employment Agreement, dated May 21, 1991, between the Company and
               William B. Adams

 10.6(2)       Employment Agreement, dated May 21, 1991, between the Company and
               Jeffrey A. Johnson

 10.7(2)       Employment Agreement, dated May 21, 1991, between the Company and
               Douglas M. Gloff

 10.8(2)       Employment Agreement, dated October 1, 1995, between Aspen
               Consulting, Inc. and Michael R. Scott

 10.9(1)       Employment Agreement, dated June 1, 1996, between the Company and
               L. Jean Dunn, Jr.

 10.10(2)      Employment Agreement, dated July 8, 1996, between the Company and
               Kevin P. Lyons

EXHIBIT NO.    DESCRIPTION

10.11(2)       Employment Agreement, dated July 8, 1996, between the Company and
               David W. Schermerhorn

10.12(3) Employment Agreement, dated July 10, 1996, between the Company and Wally Fuchs

10.13(1)       Employment Agreement, dated September 1, 1996, between the
               Company and Dr. Thomas C. Quick

10.14(1) Distribution Agreement, dated August 2, 1996, between the Company and Abbott Laboratories, Chemical and Agricultural Products
               Division

10.15(1)       Supply Agreement, dated October 7, 1996, between the Company and
               CCT Corporation

10.16(1) Exclusive Consulting Agreement, dated January 1, 1995, between the Company and Encore Technologies, Inc.

10.17(1)       License Agreement, dated April 20, 1992, between the Company and
               Westbridge Agricultural Products

10.18(1)       Product Supply Agreement, dated November 2, 1993, between the
               Company and V.I.T. Products, Inc.

10.19(1)       Marketing Agreement, dated July 26, 1995, between the Company and
               Wilbur-Ellis Company/Western Division

10.20(2)       Credit Agreement, dated March 6, 1996, between the Company and
               Imperial Bank of San Diego

10.21(2)       Lease Agreement, dated September 1, 1996, between the Company and
               Arthur P. Arns

10.22 Asset Purchase Agreement dated as of February 13, 1997 by and among the Company, Turfmakers, Inc. and Robert C. Maycock

11.1           Statement Regarding Computation of Per Share Earnings (Losses)

21.1           List of Subsidiaries

27.1           Financial Data Schedule


--------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 15883) filed with the Commission on November 8, 1996.

(2) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (File No. 333-15883) filed with the Commission on January 13, 1997.

(3) Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form SB-2 (File No. 333-15833 filed with the Commission on January 16, 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1997.

                                       Eco Soil Systems, Inc.


                                       By: /s/ William B. Adams
                                           -------------------------------------
                                            William B. Adams
                                            Chairman of the Board and
                                            Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                 Date
---------                               -----                                 ----

 /s/ William B. Adams              Chairman of the Board                  April 14, 1997
------------------------------     and Chief Executive
William B. Adams                   Officer (principal
                                   executive officer)



 /s/ Douglas M. Gloff              President, Chief Operating             April 14, 1997
------------------------------     Officer and Director
Douglas M. Gloff


 /s/ L. Jean Dunn, Jr.             Chief Financial Officer                April 14, 1997
------------------------------     (principal financial and accounting
L. Jean Dunn, Jr.                  officer)



 /s/ Jeffrey A. Johnson            President and General                  April 14, 1997
------------------------------     Manager of Golf Division,
Jeffrey A. Johnson                 Secretary and Director



 /s/ Bradley K. Edwards            Director                               April 14, 1997
------------------------------
Bradley K. Edwards


 /s/ Bartley Osborn                Director                               April 14, 1997
------------------------------
S. Bartley Osborn


 /s/ William S. Potter             Director                               April 14, 1997
------------------------------
William S. Potter

                             Eco Soil Systems, Inc.

                   Index to Consolidated Financial Statements


ECO SOIL SYSTEMS, INC.                                                                              PAGE

Report of Ernst & Young LLP, Independent Auditors....................................................F-2
Report of Bigelow & Company, Independent Auditors....................................................F-3
Consolidated Balance Sheets as of December 31, 1996 and 1995.........................................F-4
Consolidated Statements of Operations for the years ended December 31, 1996 and 1995..........................................................................................F-5
Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1996 and 1995..................................................................F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995..........................................................................................F-7
Notes to Consolidated Financial Statements...........................................................F-8

TURF SPECIALTY, INC.

Report of Bigelow & Company, Independent Auditors...................................................F-24
Consolidated Statements of Income and Retained Earnings for the
   years ended December 31, 1994 and 1995...........................................................F-25
Consolidated Statements of Cash Flows for the years ended
   December 31, 1994 and 1995.......................................................................F-26
Notes to Consolidated Financial Statements..........................................................F-27

TURF PRODUCTS, LTD.

Report of Ernst & Young LLP, Independent Auditors...................................................F-30
Statements of Income and Retained Earnings for the years ended
   December 31, 1994 and 1995.......................................................................F-31
Statements of Cash Flows for the years ended December 31, 1994 and 1995.............................F-32
Notes to Financial Statements.......................................................................F-33

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited Pro Forma Condensed Consolidated Statements of Operations.................................F-36
Notes to Pro Forma Condensed Consolidated Statements of Operations..................................F-38

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Eco Soil Systems, Inc.

We have audited the accompanying consolidated balance sheets of Eco Soil Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Turf Specialty, Inc., a wholly-owned subsidiary, which statements reflect total assets of $2,548,000 as of December 31, 1996, and total revenues, since its acquisition on May 31, 1996 of $3,867,000 included in the consolidated results of operations for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Turf Specialty, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco Soil Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      /S/  ERNST & YOUNG LLP

San Diego, California
March 14, 1997

                Report of Bigelow & Company, Independent Auditors


The Board of Directors and Stockholders
Turf Specialty, Inc.
Londonderry, New Hampshire

We have audited the accompanying consolidated balance sheet of Turf Specialty, Inc. ( a wholly-owned subsidiary of Eco Soil Systems, Inc.) as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the seven months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and consolidated disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Turf Specialty, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the seven months then ended in conformity with generally accepted accounting principles.

                                       BIGELOW & COMPANY Certified
                                       Public Accountants, P.C.
                                       By:



                                       Marie C. McKay
                                       Certified Public Accountant


January 23, 1997

                             Eco Soil Systems, Inc.

                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                                                                         DECEMBER 31,
                                                                                    ----------------------
                                                                                      1996          1995
                                                                                    --------      --------

ASSETS
Current assets:
   Cash                                                                             $    150      $   --
   Accounts receivable, net of allowance for doubtful accounts of
     $113 and $24 at December 31, 1996 and 1995, respectively
                                                                                       2,193         1,231
   Inventories                                                                         2,047           592
   Prepaid expenses and other current assets                                             289            52
                                                                                    --------      --------
Total current assets                                                                   4,679         1,875

Property and equipment, net                                                            1,981         1,334

Intangible assets, net                                                                 5,663           751
Other assets                                                                             563            21
                                                                                    --------      --------
Total assets                                                                        $ 12,886      $  3,981
                                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                 $  2,743      $  1,111
   Accrued expenses                                                                      734            96
   Current portion of long-term debt                                                   7,266         1,703
   Current portion of advances from shareholders                                         348           190
   Current portion of capital lease obligations                                           22            99
                                                                                    --------      --------
Total current liabilities                                                             11,113         3,199

Long-term debt, net of current portion                                                 1,826           911
Advances from shareholders, net of current portion                                        21          --
Capital lease obligations, net of current portion                                       --              30

Commitments

Shareholders' deficit
   Preferred stock
     $.005 par value; 5,000,000 shares authorized; none issued and
     outstanding                                                                        --            --
   Common stock
     $.005 par value; 20,000,000 and 15,000,000 shares authorized at December
     31, 1996 and 1995, respectively; 6,606,590 and 4,968,935 shares issued and outstanding at December 31, 1996 and
     1995, respectively                                                                   33            25
   Additional paid-in capital                                                         12,730         8,510
   Warrants                                                                              242          --
   Note receivable from shareholder                                                     (192)         --
   Accumulated deficit                                                               (12,887)       (8,694)
                                                                                    --------      --------
Total shareholders' deficit                                                              (74)         (159)
                                                                                    --------      --------
Total liabilities and shareholders' deficit                                         $ 12,886      $  3,981
                                                                                    ========      ========

See accompanying notes.

                             Eco Soil Systems, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)



                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                        ----------------------------
                                                           1996              1995
                                                        -----------      -----------

Revenues:
   Proprietary products                                 $     4,483      $     3,195
   Distributed products                                       7,633              562
                                                        -----------      -----------
Total revenues                                               12,116            3,757

Cost of revenues:
   Proprietary products                                       1,971            1,502
   Distributed products                                       5,399              478
                                                        -----------      -----------
Total cost of revenues                                        7,370            1,980
                                                        -----------      -----------
   Gross profit                                               4,746            1,777

Operating expenses:
   Selling, general and administrative                        6,489            2,584
   Research and development                                     475              413
                                                        -----------      -----------
Loss before interest, depreciation and amortization          (2,218)          (1,220)
   Depreciation                                                (447)            (309)
   Amortization of intangibles                                 (464)             (45)
                                                        -----------      -----------
Loss from operations                                         (3,129)          (1,574)
Interest expense                                             (1,064)            (262)
                                                        -----------      -----------
Net loss                                                $    (4,193)     $    (1,836)
                                                        ===========      ===========

Net loss per share                                      $      (.62)     $      (.35)
                                                        ===========      ===========

Shares used in calculating net loss
    per share                                             6,809,000        5,207,000
                                                        ===========      ===========

See accompanying notes.

                           Eco Soil Systems, Inc.

                Consolidated Statements of Shareholders' Deficit
                          (in thousands, except shares)



                                                                                           ADDITIONAL
                                                                  COMMON STOCK               PAID-IN
                                                              SHARES         AMOUNT         CAPITAL      WARRANTS
                                                          ----------      ----------     ----------      --------

Balance at December 31, 1993                               3,225,268      $       16     $    4,075      $     --
   Issuance of common stock, net of issuance costs of        629,500               3          1,235            --

   Conversion of debenture                                    20,000            --               50            --
   Conversion of advances from shareholder                   166,667               1            499            --
   Exercise of employee stock options                          2,500            --                4            --
   Repurchase of common stock under rescission offer         (75,833)           --             (120)           --
   Net loss                                                     --              --             --              --
                                                           ---------      ----------     ----------      ----------
Balance at December 31, 1994                               3,968,102              20          5,743            --
   Issuance of common stock, net of issuance costs of        606,333               3          1,629            --

   Conversion of promissory note                             233,333               1            699            --
   Issuance of common stock for purchase of Aspen
     Consulting, Inc.                                        133,667               1            400            --
   Exercise of stock options                                  27,500            --               39            --
   Net loss                                                     --              --             --              --
                                                           ---------      ----------     ----------      ----------
Balance at December 31, 1995                               4,968,935              25          8,510            --
   Issuance of common stock for purchase of Turf
     Products, Ltd.                                          374,424               2          1,121            --
   Issuance of common stock                                  138,583               1            387            --
   Issuance of warrants in connection with debt                 --              --             --               242
   Exercise of stock options                                 239,000               1            391            --
   Issuance of common stock for purchase of Turf
     Specialty, Inc.                                         647,650               3          1,940            --
   Conversion of debt                                        237,998               1            381            --
   Net loss                                                     --              --             --              --
                                                           ---------      ----------     ----------      ----------
Balance at December 31, 1996                               6,606,590      $       33     $   12,730      $      242
                    === ====                               =========      ==========     ==========      ==========




                                                               NOTE
                                                            RECEIVABLE
                                                               FROM       ACCUMULATED
                                                            SHAREHOLDER     DEFICIT         TOTAL
                                                          --------------  -----------     ----------
Balance at December 31, 1993                              $     --        $   (4,042)     $       49
   Issuance of common stock, net of issuance costs of           --              --             1,238
    $336
   Conversion of debenture                                      --              --                50
   Conversion of advances from shareholder                      --              --               500
   Exercise of employee stock options                           --              --                 4
   Repurchase of common stock under rescission offer            --              --              (120)
   Net loss                                                     --            (2,816)         (2,816)
                                                          ----------      ----------      ----------
Balance at December 31, 1994                                    --            (6,858)         (1,095)
   Issuance of common stock, net of issuance costs of           --              --             1,632
    $256
   Conversion of promissory note                                --              --               700
   Issuance of common stock for purchase of Aspen
     Consulting, Inc.                                           --              --               401
   Exercise of stock options                                    --              --                39
   Net loss                                                     --            (1,836)         (1,836)
                                                          ----------      ----------      ----------
Balance at December 31, 1995                                    --            (8,694)           (159)
   Issuance of common stock for purchase of Turf
     Products, Ltd.                                             --              --             1,123
   Issuance of common stock                                     --              --               388
   Issuance of warrants in connection with debt                 --              --               242
   Exercise of stock options                                    (192)           --               200
   Issuance of common stock for purchase of Turf
     Specialty, Inc.                                            --              --             1,943
   Conversion of debt                                           --              --               382
   Net loss                                                     --            (4,193)         (4,193)
                                                          ----------      ----------      ----------
Balance at December 31, 1996                              $     (192)     $  (12,887)     $      (74)
                                                          ==========      ==========      ==========






See accompanying notes.

                             Eco Soil Systems, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                      1996         1995
                                                                    --------      -------
OPERATING ACTIVITIES
Net loss                                                             $(4,193)     $(1,836)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                         911          354
   Amortization of discount on long-term debt                            189         --
   Changes in operating assets and liabilities, net of effect of acquired businesses:
     Accounts receivable                                               2,045         (652)
     Inventories                                                         114          (35)
     Prepaid expenses and other assets                                  (472)           2
     Accounts payable                                                 (2,932)         139
     Accrued liabilities                                                (292)          (3)
                                                                     -------      -------
Net cash used in operating activities                                 (4,630)      (2,031)

INVESTING ACTIVITIES
Cash received in acquisitions                                          1,656         --
Payments related to acquired businesses                               (2,690)        --
Purchase of property and equipment                                      (748)        (569)
Proceeds from note receivable                                            595         --
                                                                     -------      -------
Net cash used in investing activities                                 (1,187)        (569)

FINANCING ACTIVITIES
Advances from shareholder                                                179        1,000
Repayment of advances from shareholder                                  --            (80)
Proceeds from long-term debt                                           6,442          858
Repayments of long-term debt                                          (1,135)        (751)
Payments on capital lease obligations                                   (107)         (98)
Net proceeds from issuance of common stock                               588        1,671
                                                                     -------      -------
Net cash provided by financing activities                              5,967        2,600
                                                                     -------      -------
Net increase in cash                                                     150         --

Cash at beginning of year                                               --           --
                                                                     -------      -------
Cash at end of year                                                  $   150      $  --
                                                                     =======      =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Subordinated debentures issued upon conversion of
shareholder advances
                                                                     $  --        $   300
                                                                     =======      =======
Common stock issued upon conversion of debt and
shareholder advances
                                                                     $   382      $   700
                                                                     =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        $   537      $   262
                                                                     =======      =======


See accompanying notes.

                             Eco Soil Systems, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1996



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Eco Soil Systems, Inc. (the "Company") develops, markets, sells and supports a proprietary line of biologically-produced, environmentally safe products designed to address a variety of problems in the turf maintenance, agricultural crop, soil redemption and water quality management industries. The Company has developed two patented delivery systems that enable the Company to ferment microorganisms at the customer's site and then dispense the appropriate amount of cultured product directly into the customer's irrigation system, pond or lake. The Company operates primarily in California, Florida and South Africa.

Eco Turf Products, Ltd. (d.b.a. Turf Products, Ltd.) and Turf Specialty, Inc., wholly-owned subsidiaries of the Company, are wholesalers/distributors of golf course supplies and turfgrass supplies and operate in the Greater Chicago area and New England, respectively.

BASIS OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allocation of the purchase price relating to acquired businesses, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily accounts receivable. A substantial portion of the Company's accounts receivable are from turf product distributors and country clubs.

                             Eco Soil Systems, Inc.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company generally does not require collateral and provides for estimated losses on uncollectible accounts at the time of the sale. Such losses have historically been minimal and within management's expectations.

During 1995, sales to a single customer were approximately $507,000, representing 13% of net sales. Amounts receivable from this customer were $99,000 at December 31, 1995, representing 8% of total accounts receivable. No customer accounted for more than 10% of net sales during 1996.

INVENTORIES

Inventories consist primarily of finished goods and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated service lives of depreciable property and equipment ranging from 3 to 7 years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the assets or the lease term and such amortization is included in depreciation in the accompanying financial statements.

INTANGIBLE ASSETS

Intangible assets represent acquired marketing rights and the excess of the purchase price over the fair market value of the assets acquired. Intangible assets are being amortized over a period of 3 to 9 years for acquired marketing rights and 15 years for the excess of the purchase price over the fair market value of the assets acquired.

IMPAIRMENT OF ASSETS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the provisions of SFAS No. 121 effective January 1, 1996. There was no effect of such adoption on the Company's financial position or results of operations.

                             Eco Soil Systems, Inc.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND EXPORT SALES

Proprietary product revenue is derived from the rental of certain units on a month to month basis, the sale of microbial products used in those units, and servicing of the units. Distributed product revenue is derived primarily from purchased turf maintenance products. Revenue from product sales is recognized upon shipment of the product. Service revenues are recognized when the services are performed, and rental revenue is recognized in the month in which the unit is used by the customer.

Cost of proprietary sales revenues includes depreciation on the rental units, cost of the microbial products, and the related cost of the service component. Cost of distributed products revenues is based on the Company's purchase price.

The Company's export sales totaled $543,000 and $598,000 in 1996 and 1995, respectively.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents were not included in computing net loss per share since the effect would have been antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, shares of common stock issued during the twelve months immediately preceding the initial filing of the registration statement relating to the Company's initial public offering, plus the number of common equivalent shares under stock options granted or warrants issued during such period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented (using the treasury stock method).

Supplemental loss per share has been computed as described above and also gives effect to the repayment of approximately $5.6 million of the Company's outstanding indebtedness and resulting reduction of interest expense, as if a portion of the proceeds from the initial public offering, which became effective in January 1997 (see Note 10), had been used to repay the debt at the original dates of issuance and the number of shares of common stock, whose proceeds are to be used to retire the debt, were outstanding from the same dates.

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1996             1995
                                                            -----         ---------
Supplemental net loss per share                             $(.46)        $    (.29)
                                                            =====         =========
Shares used in computing supplemental net loss per
   share (in thousands)                                     7,897             5,654
                                                            =====         =========


The supplemental information is not necessarily indicative of the actual results that would have been achieved had such debt never been outstanding, nor is it necessarily indicative of future results.

                             Eco Soil Systems, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

GOVERNMENT REGULATIONS

Substantially all of the Company's facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the operations, financial condition, capital expenditures, or competitive position of the Company; however, there can be no assurance that compliance with such regulations would not have a material effect upon the Company's future results of operations or financial condition. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year classifications.

2. ACQUISITIONS

In September 1995, the Company acquired all of the outstanding stock of Aspen Consulting, Inc. ("Aspen") for 133,667 shares of the Company's common stock valued at $3.00 per share.

Effective May 31, 1996, the Company acquired all of the outstanding stock of Turf Specialty, Inc. ("TSI") for $579,000 cash, two promissory notes totalling $1,000,000 (See Note 4) and 647,650 shares of the Company's common stock valued at $3.00 per share. The excess of the purchase price over the net tangible assets acquired includes approximately $118,000 for legal and other costs incurred associated with the acquisition.

                             Eco Soil Systems, Inc.

2.  ACQUISITIONS (CONTINUED)

TSI also gave each officer a non-interest bearing loan of $250,000 which has been recorded as an addition to the excess of purchase price over net tangible assets. This loan need not be repaid and will be forgiven on July 1, 1999 if the officers continue to be employed by TSI. If employment is terminated by the Company prior to that date, the officers will be obligated to repay a portion of the loan pro-rated to the number of days worked from July 2, 1996 to the effective date of the termination of employment. Compensation expense is recorded ratably over the period of forgiveness. Approximately $83,000 has been amortized in the year ended December 31, 1996 related to the forgiveness of these notes.

Effective May 31, 1996, the Company acquired all of the outstanding stock of Turf Products, Ltd. ("TPL") for $1,198,000 cash and 374,424 shares of the Company's common stock valued at $3.00 per share. The excess of the purchase price over the net tangible assets acquired includes approximately $110,000 for legal and other costs incurred associated with the acquisition.

The results of operations of Aspen, TSI and TPL from the respective dates of acquisition are included in the consolidated financial statements.

Each of the acquisitions was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market values at the date of the acquisition, as follows (in thousands).

                                                              ASPEN          TURF            TURF
                                                             CONSULTING,   SPECIALTY,      PRODUCTS,
                                                                INC.          INC.            LTD.
                                                             -----------   ----------      ---------
Assets acquired:
   Cash                                                        $--          $1,471          $  185
   Accounts receivable                                         134           1,900           1,021
   Inventories                                                 --              675             894
   Prepaid expenses and other current assets                     7              31             336
   Property and equipment                                       31             164             182
   Note receivable from stockholders                           --              595            --
   Excess of purchase price over net tangible assets
     acquired                                                  530           3,460           1,780
                                                              ----          ------          ------
Total assets acquired                                         $702          $8,296          $4,398
                                                              ====          ======          ======

Liabilities assumed:
 Accounts payable                                             $ 35          $3,261          $1,492
 Accrued expenses                                               31             895              35
 Notes payable                                                 235            --               440
                                                              ----          ------          ------
Total liabilities assumed                                      301           4,156           1,967
                                                              ----          ------          ------
Net assets acquired                                           $401          $4,140          $2,431
                                                              ====          ======          ======


                             Eco Soil Systems, Inc.

2. ACQUISITIONS (CONTINUED)

The following unaudited pro forma results assume the TSI and TPL acquisitions discussed above occurred on January 1, 1995. The results of operations of Aspen prior to its acquisition by the Company were not material and are not included in the following unaudited pro forma results. The unaudited pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses.


                                           Pro Forma Results of Operations
                                        (In thousands, except per share data)

                                                   YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1996                 1995
                                                  --------             --------
Net revenues                                      $ 18,636             $ 17,557
Net loss                                            (4,576)              (1,685)
Net loss per share                                $   (.64)            $   (.31)

The unaudited pro forma results above give effect to pro forma adjustments related to the amortization of the excess of the purchase price over the fair market value of the assets acquired, the increase in interest expense to reflect the notes payable issued to effect the acquisitions, and related income tax adjustments.

This pro forma information is not necessarily indicative of the actual results that would have been achieved had the above businesses been acquired on January 1, 1995, nor is it necessarily indicative of future results.

3. BALANCE SHEET INFORMATION

Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1996          1995
                                                          -------       -------
Machinery and equipment                                   $ 2,404       $ 1,813
Vehicles                                                      629           317
Leasehold improvements                                        170            56
Furniture and fixtures                                        130            53
                                                          -------       -------
                                                            3,333         2,239
Less accumulated depreciation and amortization
                                                           (1,352)         (905)
                                                          -------       -------
                                                          $ 1,981       $ 1,334
                                                          =======       =======

                             Eco Soil Systems, Inc.

3.    BALANCE SHEET INFORMATION (CONTINUED)

Intangible assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
                                                           1996           1995
                                                          -------         -----
Excess of purchase price over fair market
   value of assets acquired
    (Note 2)                                              $ 5,929         $ 553
Marketing rights                                              281           281
Accumulated amortization                                     (547)          (83)
                                                          -------         -----
                                                          $ 5,663         $ 751
                                                          =======         =====

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                                 --------------
                                                                  1996     1995
                                                                 ------    ----
10%secured promissory notes issued in connection
   with the acquisition of Turf Specialty, Inc., to its
   officers; interest payable monthly, principal due the
   earlier of February 1997 or 10 days after the
   effective date of an initial public offering (IPO);
   collateralized by the capital stock of Turf Specialty,
   Inc.; repaid in February 1997 (See Note 10)                   $1,000     $--

8% secured subordinated notes to an officer and
   shareholders, net of unamortized discount of $44;
   interest payable quarterly, principal due $719 in
   March 1998 and $287 in November 1998                           1,006      --

8% secured subordinated debentures; interest payable
   quarterly, principal due November 1998                           700      700

Revolving line of credit with bank for $500; interest
   payable monthly at the bank's prime rate plus 2%
   per annum (10.25% at December 31, 1996), expiring
   December 1997; secured by personal assets of an
   officer/shareholder and substantially all assets of the
   Company                                                          500      --

                             Eco Soil Systems, Inc.

4.  LONG-TERM DEBT (CONTINUED)

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1996      1995
                                                                 -----     ----

9% note payable to a bank; interest payable monthly,
   principal due January 1997; secured by personal
   assets of a shareholder and substantially all assets of
   the Company                                                     263     1,013

8% unsecured subordinated promissory note to an
   officer; interest and principal due upon demand                 250      --

California Export Financing Office (CEFO) revolving
   line of credit with bank for $500; interest payable
   monthly at the bank's prime rate plus 1.5% per
   annum (9.75% at December 31, 1996), expiring
   April 1997; secured by personal assets of an
   officer/shareholder and substantially all assets of the
   Company                                                         418      --

10%subordinated promissory bridge notes, net of
   unamortized discount of $24; interest and principal
   due at the earlier of June 1997 or within 30 days
   after the effective date of an IPO; convertible, at the
   option of the note holder, into common stock at
   80% of an IPO price for a period of 20 days after
   the effective date of the IPO (See Note 10)                   3,671      --

Non-interest bearing unsecured note payable net of
   imputed interest of $7; due in monthly installments
   of $7 through February 1998 with a final payment of
   $9 due March 1998                                                94       180

 10% unsecured subordinated notes; interest payable
   quarterly, principal due upon demand; convertible, at
   the option of the note holder, into common stock at
   80% of an IPO price if the IPO is completed prior to
   July 1997                                                       120      --

10%convertible unsecured subordinated debentures
   issued to shareholders; converted into common
   stock in 1996                                                  --         132

                             Eco Soil Systems, Inc.

4. LONG-TERM DEBT (CONTINUED)


                                                                            DECEMBER 31,
                                                                          -----------------
                                                                           1996       1995
                                                                          ------     ------

10% unsecured subordinated debentures; interest
   payable monthly, principal due July 1998                                   90        290

Non-interest bearing note payable to purchase
   marketing rights; repaid in 1996                                         --           86

8% unsecured note payable to a shareholder;
   converted into common stock in 1996                                      --          100

10% unsecured convertible promissory note; interest
   and principal due January 1997                                            100       --

10% unsecured subordinated promissory note to an
   officer and shareholder; interest payable quarterly,
   principal due upon demand                                                 100       --

10%convertible promissory note; interest and
   principal due the earlier of June 1997 or within 30 days after the
   effective date of an IPO, (see Note 10)                                   150       --

8% secured promissory note; principal and interest
   due January 1997 or within 10 days after the
   effective date of an IPO, (see Note 10)                                   189       --

Note payable with bank; interest payable monthly at
   prime the bank's rate plus 2% (10.25% at December
   31, 1996) per annum; principal due February 1997                          200       --

10% unsecured subordinated promissory note to
   officer and shareholder; interest payable quarterly,
   principal due on demand                                                   200       --

Other                                                                         41        113
                                                                          ------     ------
                                                                           9,092      2,614
Less amount due within one year                                            7,266      1,703
                                                                          ------     ------
Long-term debt due after one year                                         $1,826     $  911
                                                                          ======     ======


                             Eco Soil Systems, Inc.

4.  LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt are as follows:

Year ending December 31, 1997                                             $7,266
Year ending December 31, 1998                                              1,826
                                                                          ------
                                                                          $9,092
                                                                          ======

Substantially all of the assets of the Company are pledged as collateral as a result of the debt agreements described above.

The Company's revolving line of credit agreements ("Agreements") contain certain restrictions and limitations on the Company's operations including restrictions on capital expenditures, sale of assets, lease liabilities, mergers, or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Agreements also contain certain covenants which require the Company to maintain minimum levels of net worth, working capital, and other financial ratios, as defined.

5. SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Board of Directors is authorized, without any action by the Company's shareholders, to issue up to 5,000,000 shares of undesignated preferred stock and to fix the powers, preferences, rights and limitations of any such preferred shares or any class or series thereof. Persons acquiring preferred stock could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders.

STOCK OPTION PLAN

In February 1992, the Company established a Qualified Stock Option Plan (the "Plan") for employees and consultants which, as amended, provides for the grant of options to purchase up to 900,000 shares of common stock. Options granted under the Plan have a five-year term and vest ratably over a three-year period.

                             Eco Soil Systems, Inc.

5. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                                     1996                             1995
                                          --------------------------        ---------------------------
                                                            WEIGHTED                          WEIGHTED
                                                             AVERAGE                          AVERAGE
                                                            EXERCISE                          EXERCISE
                                          OPTIONS            PRICE          OPTIONS             PRICE
                                          -------           --------        -------           --------
Outstanding - beginning of year
                                          334,168           $   2.25        210,000           $   2.00
   Granted                                391,000           $   3.59        126,668           $   3.00
   Exercised                              (10,000)          $   2.00         (2,500)          $   3.00
   Forfeited                              (27,668)          $   2.25           --                  --
                                          -------                           -------
Outstanding - end of year                 687,500           $   2.59        334,168           $   2.25
                                          =======                           =======
Exercisable - end of year                 274,167           $   2.26        242,222           $   1.96
                                          =======                           =======

Exercise price for options outstanding as of December 31, 1996 ranged from $1.50 to $4.00. The weighted average remaining contractual life of those options is approximately 3.4 years.

At December 31, 1996, options for 197,500 shares were available for future grant. At December 31, 1996, 900,000 shares of common stock were reserved for future issuance related to stock options and warrants.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 7%; no dividend yields expected; and a weighted-average life of the option of 3 years.

The minimum value option pricing model is similar to the Black-Scholes model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in

                             Eco Soil Systems, Inc.

5. SHAREHOLDERS' EQUITY (CONTINUED)

management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over vesting period of such options. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net loss or net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                           1996              1995
                                                                        ---------          ---------
Pro forma net loss (in thousands)                                       $  (4,257)         $  (1,853)
                                                                        =========          =========
Pro forma net loss per share                                            $    (.63)         $    (.37)
                                                                        =========          =========
Weighted-average fair value of options granted during the year          $    1.16          $     .57
                                                                        =========          =========

OPTIONS AND WARRANTS

Under separate non-qualified stock option agreements in 1992 and 1993, the Company granted options to purchase 270,000 shares of common stock at prices ranging from $1.50 to $2.00 per share to several consultants and employees which have vesting and exercise provisions consistent with those issued pursuant to the Plan and expire through 1998. In 1995, 25,000 options were exercised at $1.50 per share. In 1996, 164,000 options were exercised at $2.00 per share and 26,000 options expired. As of December 31, 1996 all remaining options were exercisable.

In 1991 and 1992, the Company also granted to four individuals options to purchase 812,458 shares of the Company's common stock at prices ranging from $.034 to $2.00 per share. In 1996, 40,000 options were exercised at $.034 per share. As of December 31, 1996, all remaining options were exercisable and expire through May 2001.

In connection with the issuance of the 10% subordinated debentures in 1992 and 1993, the Company issued to the holders of the debentures options to purchase 88,000 shares at $1.50 per share and warrants to purchase 78,000 shares at $3.00 per share. In 1996, 88,000 options were exercised at $1.50 per share through the cancellation of related debt of $132,000. Warrants to purchase 78,000 shares were outstanding and exercisable at December 31, 1996 and expire through February 1998.

                             Eco Soil Systems, Inc.

5.  SHAREHOLDERS' EQUITY (CONTINUED)

In connection with the 1994 repurchase of exclusive marketing rights for certain products, the Company issued warrants to purchase 30,000 common shares at $2.50 per share. All warrants were outstanding and exercisable as of December 31, 1996 and expire through 1999.

During 1994, warrants to purchase 350,000 shares at $2.50 per share were issued to an officer of the Company. Warrants for the purchase of 100,000 shares of common stock vested ratably through January 1996 and warrants for the purchase of 250,000 shares of common stock may not be exercised until the issuance price of common stock exceeds certain prices. Compensation expense relating to the contingent shares will be recorded when the options vest based upon the difference between the then fair market value and the exercise price. At December 31, 1996, 100,000 of these warrants were exercisable.

In accordance with the Company's purchase of Aspen, the previous owner of Aspen was granted an option to purchase 200,000 shares of the Company's common stock at $3.00 per share. The option vests over four years and will expire in December 2001.

In connection with a new stock option compensation plan for the board of directors, 30,000 options were granted January 1996 at $3.00 per share. As of December 31, 1996, 10,000 options were exercisable with the remaining options vesting over the next two years. These options expire in January 2001.

In connection with various long-term debt financing transactions, the Company has issued warrants to purchase 1,880,818 shares of common stock at $3.00 and $4.00 per share. The warrants are generally exercisable through 2003. In 1996, warrants were exercised for the purchase of 3,666 shares of common stock.
All remaining warrants were outstanding and exercisable at December 31, 1996.

Options and warrants have also been issued to various investment banking firms, debenture holders and shareholders to purchase 1,195,190 shares of common stock. These options and warrants are generally exercisable through 2001 at prices between $1.50 and $4.00 per share. In 1996, options and warrants were exercised for the purchase of 31,800 shares of common stock.

                             Eco Soil Systems, Inc.

5. SHAREHOLDERS' EQUITY (CONTINUED)

As of December 31, 1996, an aggregate of 5,000,000 shares of common stock are reserved for issuance under options and warrants, exclusive of options granted under the Plan.

6. TPL DEFINED CONTRIBUTION PLAN

Substantially all employees of TPL are covered by a defined contribution plan sponsored by TPL. TPL makes discretionary contributions up to 15% of eligible employee compensation on an annual basis. No contributions are made by the participants. No contributions have been made for the year ended December 31, 1996. Costs of administering the plan are paid by the Company and are not material.

7. INCOME TAXES

At December 31, 1996, the Company had federal and California tax net operating loss carryforwards of approximately $12.1 million and $4.7 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the fifty percent limitation on California loss carryforwards. The federal and California tax loss carryforwards begin expiring in 2003 and 1998, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period. The Company's use of a portion of its income tax net operating loss carryforwards will be limited since the Company has undergone ownership changes of greater than 50%.

Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are shown below. A valuation allowance of $4,636,000, of which $1,483 relates to 1996, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                            DECEMBER 31,
                                                     -------------------------
                                                      1996              1995
                                                     -------           -------
                                                            (in thousands)
Deferred tax assets:
   Net operating loss carryforwards                  $ 4,530           $ 3,093
   Other                                                 106                60
                                                     -------           -------
Total deferred tax assets                              4,636             3,153
Valuation allowance for deferred tax assets           (4,636)           (3,153)
                                                     -------           -------
Net deferred tax assets                              $  --             $  --
                                                     =======           =======

                             Eco Soil Systems, Inc.

8. COMMITMENTS

In 1995, the Company entered into a thirty-year licensing agreement for Bioject Product (as defined). The license calls for the Company to pay royalties of 13% on all product which were evaluated, developed, supplied, or improved by the licensor. The license calls for minimum royalty payments of $100,000 in each of 1996 and 1997. The Company granted the licensor a fully exercisable warrant to purchase 50,000 shares of the Company's common stock of $3.00 per share which expires in 2002. Royalty expense for the years ended December 31, 1996 and 1995 was $153,000 and $100,000, respectively.

Annual future minimum lease payments, including equipment under capital leases as of December 31, 1996 are as follows (in thousands):

                                                                    CAPITAL        OPERATING
                                                                    LEASES          LEASES
                                                                    -------        ---------
Year ending December 31, 1997                                       $  23          $  364
Year ending December 31, 1998                                          --             336
Year ending December 31, 1999                                          --             241
Year ending December 31, 2000                                          --              72
Year ending December 31, 2001                                          --              69
                                                                    -----          ------
Total minimum lease payments                                           23          $1,082
                                                                                   ======
Less amount representing interest                                       1
                                                                    -----
Present value of remaining capital lease payments
   (all current)                                                    $  22
                                                                    =====

Rental expense for the years ended December 31, 1996 and 1995 was approximately $268,000 and $107,000, respectively, including $90,000 and $78,000, respectively, to a shareholder. The lease with the shareholder expires in November 1999.

TSI has entered into employment agreements expiring July 9, 1999 with two executive officers. The agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as participation in any incentive compensation plans sponsored by TSI.

9. RELATED PARTY TRANSACTIONS

As more fully described in Note 4, the Company has various debt arrangements with officers and shareholders of the Company.

As more fully described in Note 8, the Company leases its facility under an operating lease which it assumed from two officers of the Company.

                             Eco Soil Systems, Inc.

10. SUBSEQUENT EVENTS

In January 1997, the Company completed its initial public offering of 3,795,000 shares of common stock at a price of $4.125 per share, providing the Company with net proceeds of approximately $13.6 million, after deducting underwriting discounts, commissions and other offering costs of approximately $2.0 million. At December 31, 1996, included in other assets are deferred issuance costs associated with this offering of approximately $462,000. Additionally, in February 1997, as a result of the completion of the initial public offering, $1,904,000 of debt and related accrued interest were converted into 576,823 common shares and $5,613,000 in debt was repaid.

In February 1997, the Company acquired the assets of Turfmakers Inc. (dba Cameron), a turf maintenance product distributor located in Palm Springs, California for $1,225,000 cash and 25,000 shares of common stock valued at $4.38 per share. The fair market value of the tangible assets acquired was approximately $525,000 and the excess of the purchase price over the tangible assets acquired was approximately $810,000.

               REPORT OF BIGELOW & COMPANY, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Turf Specialty, Inc.
Londonderry, New Hampshire

      We have audited the accompanying consolidated statements of income and retained earnings and cash flows of Turf Specialty, Inc. for the years ended December 31, 1994 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and consolidated disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations and cash flows of Turf Specialty, Inc. for the years ended December 31, 1994 and 1995, in conformity with generally accepted accounting principles.

                              BIGELOW & COMPANY
                              Certified Public Accountants, P.C.
                              By:




                              /s/ MARIE C. MCKAY

                              Marie C. McKay
                              Certified Public Accountant

Manchester, New Hampshire
July 19, 1996

                              TURF SPECIALTY, INC.
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN THOUSANDS)

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                 1994             1995
                                               -------           ------
Net sales ..............................       $ 4,557           $6,886
Cost of sales ..........................         3,101            4,929
                                               -------           ------
  Gross profit .........................         1,456            1,957
Operating expenses .....................         1,463            1,347
                                               -------           ------
Income (loss) from operations ..........            (7)             610
Other income ...........................            43                4
                                               -------           ------
Income before provision for income taxes            36              614
Provision for income taxes .............             9              240
                                               -------           ------
Net income .............................            27              374
Retained earnings at beginning of year .           573              600
                                               -------           ------
Retained earnings at end of year .......       $   600           $  974
                                               =======           ======

    The accompanying notes are an integral part of the financial statements.

                              TURF SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                   1994              1995
                                                                  ------           -------
OPERATING ACTIVITIES:
Net income ................................................        $  27           $   374
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization ...........................           31                51
  Loss on sale of property and equipment ..................            8                 4
  Change in operating assets and liabilities:
   Accounts receivable ....................................         (109)             (940)
   Inventory ..............................................           32              (652)
   Income taxes ...........................................           (7)              240
   Prepaid expenses .......................................           (3)               --
   Accounts payable .......................................           63             1,530
   Accrued expenses .......................................            7                (8)
   Customer deposits ......................................           29                11
                                                                   -----           -------
     Net cash provided by operating activities ............           78               610

INVESTING ACTIVITIES:
Purchase of property and equipment ........................          (69)              (78)
Advances (repayments) on notes receivable from
stockholders ..............................................           75               (90)
Proceeds from sale of property and equipment ..............           19                 6
                                                                   -----           -------
Net cash provided by (used in) investing activities .......           25              (162)
                                                                   -----           -------
FINANCING ACTIVITIES:
Principal payments on notes payable .......................          (29)              (35)
Repurchase of common stock ................................          (75)              (75)
Proceeds (repayments) of note payable to stockholder ......           79               (78)
                                                                   -----           -------
Net cash used in financing activities .....................          (25)             (188)
Net increase in cash ......................................           78               260
Cash at beginning of year .................................           49               128
                                                                   -----           -------
Cash at end of year .......................................        $ 127           $   388
                                                                   =====           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes ................................        $  16           $     2
                                                                   =====           =======
Cash paid for interest ....................................        $  13           $     9
                                                                   =====           =======


    The accompanying notes are an integral part of the financial statements.

                              TURF SPECIALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      Substantially all gross revenues are derived from the purchase and resale of turfgrass supplies. Most of the Company's business activity is with golf courses located in New England.

Basis of Consolidation

      The consolidated financial statements include the accounts of Turf Specialty, Inc. (the Company) and its wholly-owned subsidiary, 3MT, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

      The Company considers its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided.

Inventories

      Inventories consist primarily of finished goods and are valued at the lower of cost (first-in, first-out) or market value.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is calculated using accelerated methods based on the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred.

Advertising Costs

      Advertising costs are charged to the expense as incurred. Advertising costs were $8,683 and $9,191 for the years ended December 31, 1994 and 1995, respectively.

Governmental Regulations

      Substantially all of the Company's facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the net income, financial condition, capital expenditures, or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially expose the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company deposits its cash in financial institutions. At times, such investments may be in excess of insured limits. To date, the Company has not experienced any losses on its cash investments. A substantial portion of the Company's accounts receivable are from distributors and country clubs. The Company generally does not require collateral and provides for estimated losses on uncollectible accounts at the time of the sale. Such losses have historically been minimal and within management's expectations.

                              TURF SPECIALTY, INC.

3.    MAJOR SUPPLIER

      Beginning in 1994, the Company has a distributor agreement with a major supplier. At December 31, 1995, amounts due to that supplier included in accounts payable were $1,745,381. This agreement has been terminated effective December 31, 1996.

4.    LINE OF CREDIT

      The Company has available a $900,000 line of credit at the bank's prime rate plus 1.5% (10% at December 31, 1995). The line is unsecured and is personally guaranteed by the stockholders. There were no borrowings outstanding under this agreement at December 31, 1994 and 1995.

5.    RELATED PARTY TRANSACTIONS

      The stockholders have personally guaranteed all of the bank debt of the Company (SEE NOTE 4).

      As more fully described in Note 6, the Company leases its facility under an operating lease which it assumed from its stockholders.

6.    OPERATING LEASES

      The Company leases its facility under a five-year operating lease which expires February 1997. The lease agreement was entered into by the stockholders of the Company. The Company utilizes the premises and has assumed the obligation and liability under the lease. The lease payment is $3,467 per month and includes property tax and common area charges which are subject to change. The Company is also party to a number of operating leases for office equipment. Rental expense under these leases for the years ended December 31, 1994 and 1995 was $44,789 and $57,688, respectively.

      The following is a schedule of minimum future rental payments to be made under these leases as of December 31, 1995 (IN THOUSANDS):

               Year ending December 31, 1996 ..............    $ 51
               Year ending December 31, 1997 ..............       5
                                                               ----
                                                               $ 56
                                                               ====

7.    REPURCHASED STOCK

      The Company has repurchased shares of the Company's common stock, as follows:

                                     NUMBER OF          COST OF
                                       SHARES         REPURCHASED
                                    REPURCHASED         SHARES
                                    -----------      --------------
                                                     (in thousands)
Year ended December 31, 1994 ...       23.82             $ 75
Year ended December 31, 1995 ...       23.84               75
                                       -----             ----
                                       47.66             $150
                                       =====             ====

                              TURF SPECIALTY, INC.

8.    INCOME TAXES

      A reconciliation of federal and state income taxes computed at current rates to the amounts provided in the financial statements is as follows (in thousands):

                                   YEARS ENDED DECEMBER 31,
                                   ------------------------
                                     1994           1995
                                   --------       ---------

         Federal ............        $  6            $196
         State ..............           3              44
                                     ----            ----
                                     $  9            $240
                                     ====            ====

9.    PROFIT SHARING PLAN

      The Company has a non-contributory profit sharing plan covering substantially all of its employees. Annual employer contributions to the plan are set by the Board of Directors. Contributions for the years ended December 31, 1994 and 1995 amounted to $103,275 and $109,155, respectively.

10.   SUBSEQUENT EVENT

      Effective May 31, 1996, the Company was merged into Eco Specialty, Inc., a Delaware corporation. Eco Specialty, Inc. was the surviving corporation which changed its name to Turf Specialty, Inc.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholder
Turf Products, Ltd.

      We have audited the accompanying statements of income and retained earnings and cash flows of Turf Products, Ltd. for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                            /S/ ERNST & YOUNG LLP

                                            ERNST & YOUNG LLP

San Diego, California
October 3, 1996

                               TURF PRODUCTS, LTD.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                   YEARS ENDED
                                                   DECEMBER 31,
                                              --------------------
                                                1994         1995
                                              -------      -------
Net sales                                     $ 5,219      $ 6,914
Cost of sales                                   3,584        4,946
                                              -------      -------
   Gross profit                                 1,635        1,968
Operating expenses:
   Selling expenses                               442          523
   General and administrative expenses          1,031        1,224
                                              -------      -------
                                                1,473        1,747
                                              -------      -------
Operating income                                  162          221
Other income (expense):
   Interest expense                               (23)         (28)
   Interest income                                  1            1
   Other, net                                      (1)          --
                                              -------      -------
                                                  (23)         (27)
                                              -------      -------
Income before income taxes                        139          194
Provision for income taxes                         71           94
                                              -------      -------
Net income                                         68          100
Cash dividends                                    (50)         (25)
Retained earnings at beginning of year            543          561
                                              -------      -------
Retained earnings at end of year              $   561      $   636
                                              =======      =======





                            See accompanying notes.

                               TURF PRODUCTS, LTD.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                   1994               1995
                                                                   -----              -----
OPERATING ACTIVITIES
Net income                                                         $  68              $ 100
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                       52                 65
  Provision for doubtful accounts                                     --                 11
  Deferred income taxes                                                6                (27)
  Changes in operating assets and liabilities:
   Accounts receivable                                               (24)                85
   Inventories                                                      (165)              (185)
   Prepaids and other assets                                          (5)                89
   Accounts payable and accrued expenses                             102                 57
   Income taxes payable                                               50                 31
                                                                   -----              -----
Net cash provided by operating activities                             84                226

INVESTING ACTIVITIES
Purchase of property and equipment                                   (45)              (133)
Premium receivable                                                   (21)               (30)
                                                                   -----              -----
Net cash used by investing activities                                (66)              (163)
FINANCING ACTIVITIES
Advances from stockholder                                             50                 --
Cash dividends paid                                                  (50)               (25)
                                                                   -----              -----
Net cash used by financing activities                                 --                (25)
                                                                   -----              -----
Increase in cash                                                      18                 38
Cash at beginning of year                                             77                 95
                                                                   -----              -----
Cash at end of year                                                $  95              $ 133
                                                                   =====              =====

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
   Income taxes                                                    $  20              $  91
                                                                   =====              =====
   Interest                                                        $  17              $  28
                                                                   =====              =====



                            See accompanying notes.

                               TURF PRODUCTS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      Turf Products, Ltd. is a wholesaler/distributor of golf course and turfgrass supplies. The Company is privately owned and operates in the Greater Chicago area.

Concentration of Credit Risk

      No single customer is large enough to pose a significant financial risk to the Company. To the extent the Company's customers become delinquent, collection activities commence. The Company maintains an allowance for losses based on the expected collectability of accounts receivable. Credit losses historically have been insignificant and within management's expectations.

Inventories

      Inventories consist primarily of finished goods and are stated at the lower of cost (principally first in, first out method) or market.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed by applying an accelerated method for transportation equipment and a straight-line method for all other property and equipment based on the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred.

Goodwill

      Goodwill resulted from the buyout of certain partners of the original partnership (the Company was incorporated from a partnership in 1971). The goodwill is being amortized over 40 years. Amortization of goodwill amounted to approximately $1,000 for each of the years ended December 31, 1994 and 1995.

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising costs were $18,938 and $22,690 for the years ended December 31, 1994 and 1995, respectively.

Government Regulations

      Substantially all of the Company's facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the net income, financial condition, capital expenditures, or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               TURF PRODUCTS, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. RELATED PARTY TRANSACTIONS

      The Company pays life insurance premiums on behalf of the stockholder. For the years ended December 31, 1994 and 1995, the Company paid $37,696 and $37,336 in life insurance premiums. In the event of the death of the stockholder or termination of a related collateral assignment agreement, the Company is entitled to reimbursement of these premiums or ownership of the policies. The premium receivable recorded in the balance sheet reflects the cash surrender value of the policies which represents the collateralized portion of the premiums. Premiums paid since inception of the policies in excess of the cash surrender values totaled $52,192 at December 31, 1995.

      The Company sells Eco Soil Systems, Inc. products to their customers. The effect on cost of sales, net of commissions, of these transactions for the years ended December 31, 1994 and 1995 was $0 and $9,500, respectively.

      In addition to facilities leased as noted above, the Company occupies a building owned by a stockholder on which no rent is charged.

3. INCOME TAXES

      The components of income tax expense were as follows for the years ended December 31 (in thousands):

                                                       1994     1995
                                                       ----     ----
         Current income tax expense:
           Federal                                     $ 51     $ 98
           State                                         14       23
         Deferred income tax expense (benefit):
           Federal                                        7      (24)
           State                                         (1)      (3)
                                                       ----     ----
         Total income tax expense                      $ 71     $ 94
                                                       ====     ====

      A reconciliation from the U.S. federal statutory income tax rate (34 percent) to the effective income tax rate (income tax expense divided by income before income taxes) is as follows for the years ended December 31 (in thousands):

                                                                              1994          1995
                                                                              ----          ----
         Income tax expense at the statutory rate                             $ 47          $ 66
         Effect of:
           State income tax expense, net of federal income tax effect            9            12
           Non-deductible expenses                                              15            16
           Change in tax rates on deferred taxes                                 7             1
           Change in tax due to graduated tax rates                             (8)           (1)
           Other, net                                                            1            --
                                                                              ----          ----
         Income tax expense                                                   $ 71          $ 94
                                                                              ====          ====
         Effective income tax rate                                              51%           48%
                                                                              ====          ====

      For the years ended December 31, 1994 and 1995, income tax expense was affected by the difference between the statutory tax rate of 34% and the graduated tax rate based on the Company's level of taxable income.

      Deferred income taxes are provided for temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that gave rise to the deferred income tax assets and liabilities as of December 31, 1995, along with the income tax effect of each, were as follows (in thousands):

                                                              1995 DEFERRED
                                                                INCOME TAX
                                                          ----------------------
                                                          ASSETS     LIABILITIES
                                                          ------     -----------
      Property and equipment                                $--          $ 5
      Bad debts                                               4           --
      Contributions                                           9           --
      Differences in revenue and expense recognition         28           --
      Life insurance                                         --           25
                                                            ---          ---
                                                            $41          $30
                                                            ===          ===

4. COMMITMENTS

      Annual future payments under the Company's operating leases as of December 31, 1995 are as follows (in thousands):

             Year ending December 31, 1996 .......    $54
             Year ending December 31, 1997 .......     23
             Year ending December 31, 1998 .......      3
             Year ending December 31, 1999 .......      2
                                                      ---
                                                      $82
                                                      ===


      Rental expense for the years ended December 31, 1994 and 1995 was approximately $200 and $28,500, respectively.

5. DEFINED CONTRIBUTION PLAN

      Substantially all employees of the Company were covered by a defined contribution plan sponsored by Turf Products, Ltd. No contributions are made by the participants. The Company's contributions aggregated $62,000 for each of the years ended December 31, 1994 and 1995 and were determined at the Company's discretion. Costs of administrating the Plan are paid by the Company.

6. SUBSEQUENT EVENT

      Effective May 31, 1996, the Company merged with ECO Turf Products, Inc., a subsidiary of Eco Soil Systems, Inc. The subsidiary is the surviving corporation. Prior to the closing of this merger, the Company terminated the defined contribution plan (See Note 5).

                             ECO SOIL SYSTEMS, INC.
                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                 For the years ended December 31, 1996 and 1995

The following unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1996 and 1995 give effect to the acquisitions of Turf Specialty, Inc. (TSI) and Turf Products, Ltd. (TPL) as if they were acquired on January 1, 1995.

The pro forma condensed consolidated statements of operations are based on historical financial statements of Eco Soil Systems, Inc., TSI and TPL, giving effect to the acquisitions applying the purchase method of accounting and the assumptions and adjustments as discussed in the accompanying notes to the pro forma condensed consolidated statements of operations. The unaudited pro forma condensed consolidated statements of operations should be read in conjunction with the historical financial statements and notes thereto of Eco Soil Systems, Inc., TSI and TPL, and narrative sections included elsewhere herein. The pro forma condensed consolidated statements of operations are presented for illustrative purposes and are not necessarily indicative of what actual results of operations would have been for the periods presented had the transactions occurred on the date indicated and do not purport to indicate the results of future operations.

                              YEAR ENDED DECEMBER 31, 1995
                                        HISTORICAL
                            ---------------------------------
                            ECO SOIL       TURF       TURF       PRO FORMA       PRO FORMA
                             SYSTEMS,   SPECIALTY,  PRODUCTS,   ADJUSTMENTS     REFLECTING
                               INC.        INC.       LTD.        (NOTE 2)     ACQUISITIONS
                            ---------------------------------------------------------------
                                        (in thousands, except per share data)

Revenues                    $  3,757     $ 6,886     $ 6,914       $  --         $   17,557

Operating expenses             5,331       6,263       6,692         349 (a)         18,635
                            ---------------------------------------------------------------
Operating income (loss)       (1,574)        623         222        (349)            (1,078)

Interest expense, net           (262)         (9)        (28)      (308) (b)           (607)
                            ---------------------------------------------------------------

Income (loss) before
  income taxes                (1,836)        614         194        (657)            (1,685)

Provision for income
  taxes                           --         240          94       (334) (c)             --
                            ---------------------------------------------------------------
Net income (loss)           $ (1,836)    $   374     $   100       $(323)        $   (1,685)
                            ===============================================================

Net loss per share                                                               $    (0.31)
                                                                                 ==========
Shares used in
  computing net loss per
  share                                                                           5,516,000
                                                                                 ==========

See accompanying notes to Pro Forma Condensed Consolidated Statements of Operations.

                             ECO SOIL SYSTEMS, INC.

                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                      STATEMENTS OF OPERATIONS (continued)



                              YEAR ENDED DECEMBER 31, 1996
                            ---------------------------------
                            ECO SOIL       TURF       TURF       PRO FORMA       PRO FORMA
                             SYSTEMS,   SPECIALTY,  PRODUCTS,   ADJUSTMENTS     REFLECTING
                               INC.        INC.       LTD.        (NOTE 2)     ACQUISITIONS
                            ---------------------------------------------------------------
                                        (in thousands, except per share data)


Revenues                   $  12,116     $ 3,837     $ 2,683       $  --          $ 18,636

Operating expenses            15,245       3,911       2,698         146            22,000
                           ---------------------------------------------------------------
Operating loss                (3,129)        (74)        (15)       (146)           (3,364)

Interest expense, net         (1,064)         --         (20)       (128)(b)        (1,212)
                           ---------------------------------------------------------------

Loss before income
  taxes                       (4,193)        (74)        (35)       (274)           (4,576)

Provision for income
  taxes                           --          --          20       (20) (c)             --
                           ---------------------------------------------------------------
Net loss                   $  (4,193)    $   (74)    $   (55)      $(254)         $ (4,576)
                           ===============================================================
Net loss per share                                                                $   (.64)
                                                                                  ========
Shares used in
  computing net loss
  per share                                                                          7,118
                                                                                  ========

See accompanying notes to Pro Forma Condensed Consolidated Statements of Operations.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO PRO FORMA CONDENSED CONSOLIDATED
                      STATEMENTS OF OPERATIONS (Unaudited)


NOTE 1.

On May 31, 1996, Eco Soil Systems, Inc. (the "Company") acquired all of the outstanding common stock of Turf Specialty, Inc. ("TSI") and Turf Products, Inc. ("TPL") in separate transactions. To effect the purchase of TSI, the Company issued 647,650 shares of its common stock and $1,000,000 in debt and paid $579,000 in cash. To effect the purchase of TPL, the Company issued 374,424 shares of its common stock and paid $1,198,000 in cash. The stock issued in each of these transactions was valued at $3.00 per share. Each transactions was accounted for as a purchase.

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair value on the date of acquisition as follows:


                                                  TURF                TURF
                                              SPECIALTY, INC.     PRODUCTS, LTD.
                                              ----------------------------------
                                                       (in thousands)
Assets acquired:
  Cash                                            $1,471             $  185
  Accounts receivable                              1,900              1,021
  Inventories                                        675                894
  Prepaid expenses and other current assets           31                336
  Property and equipment                             164                182
  Note receivable from stockholders                  595
  Excess of purchase price over net
    tangible assets acquired                       3,460              1,780
                                              ----------------------------------
Total assets acquired                             $8,296             $4,390
                                              ==================================

Liabilities assumed:
  Accounts payable                                $3,261             $1,492
  Accrued expenses                                   895                 35
  Notes payable                                       --                440
                                              ----------------------------------
Total liabilities assumed                          4,156              1,967
                                              ----------------------------------
Net assets acquired                               $4,140             $2,431
                                              ==================================

NOTE 2.

The accompanying unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1996 and 1995 gives effect to the acquisitions of TSI and TPL as if they had occurred as of January 1, 1995. For the periods presented, transactions between these entities were not material.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO PRO FORMA CONDENSED CONSOLIDATED
                      STATEMENTS OF OPERATIONS (Unaudited)


NOTE 2. (continued)

The pro forma adjustments are summarized as follows:

(a) Increased amortization expense of intangibles for goodwill related to the acquisitions using the straight line method and a 15 year life.

(b) Increased interest expense on the acquisitions debt of $1 million and $1.8 million of the bridge notes utilized to complete the acquisitions. The acquisition debt bears interest at 8% and is due in February 1997, and the bridge financing bears interest at 10% and is due within 30 days of the date of the completion of the Company's initial public offering of its common stock.

(c) Adjusted provision for income taxes based on the consolidated operations for the periods presented.

NOTE 3.

Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents were not included in computing pro forma net loss per share since the effect would have been antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, shares of common stock issued during the twelve months immediately preceding the initial filing of the registration statement relating tot he Company's initial public offering, plus the number of common equivalent share under stock options granted or warrants issued during such period, have been included in the calculation of the shares used in computing pro forma net loss per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price), except that the shares utilized to effect the purchase of TSI and TPL were not reduced utilizing the treasury stock method.

The shares used in the pro form calculation are as follows:

                                                     DECEMBER 31,
                                                  1996         1995
                                                 --------------------
Shares used in historical calculation              6,809       5,207
Effect of treasury stock assumptions on shares
issued in acquisitions (1)                           309         309
                                                 ====================
Shares used in pro forma calculation               7,118       5,516
                                                 ====================


-------------------------
(1) Such shares represent the effect of the assumed treasury stock repurchase, which was utilized in the historical calculation for the shares issued in connection with the acquisitions. For pro forma purposes, the total of the shares issued in connection with the acquisitions are treated as outstanding since January 1, 1995, without any treasury stock repurchase.