Form 10QSB
period 1997-03-31
ECO SOIL SYSTEMS INC
filed 1997-05-15
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                   FORM 10-QSB

(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997

__ Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________

Commission File Number:  0-21975

                             ECO SOIL SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           NEBRASKA                                             47-0709577
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization                              Identification No.)

                         10890 THORNMINT ROAD, SUITE 200
                           SAN DIEGO, CALIFORNIA 92127
          (Address, Including Zip Code, of Principal Executive Offices)

                                 (619) 675-1660
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.005 PAR VALUE
                          -----------------------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO
     ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 1997, 11,398,251 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES           NO    X
     ---           ---

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Eco Soil Systems, Inc.

                     Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                   March 31,         December 31.
ASSETS                                                               1997                1996
------                                                             ---------         ------------
                                                                  (unaudited)           (Note)
Current assets:
    Cash and cash equivalents                                       $  1,676           $    150
    Accounts receivable, net                                           4,399              2,193
    Inventories                                                        6,602              2,047
    Prepaid expenses and other current assets                            547                289
                                                                    --------           --------
Total current assets                                                  13,224              4,679
Property and equipment, net                                            2,191              1,981
Intangible assets, net                                                 6,320              5,663
Other assets                                                              94                563
                                                                    --------           --------
Total assets                                                        $ 21,829           $ 12,886
                                                                    ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                $  4,471           $  2,743
    Accrued expenses                                                     636                734
    Current portion of long-term debt                                  1,404              7,266
    Current portion of advances from shareholders                         --                348
    Current portion of capital lease obligations                           7                 22
                                                                    --------           --------
Total current liabilities                                              6,518             11,113
Long-term debt, net of current portion                                   729              1,826
Advances from shareholders, net of current portion                        --                 21

Commitments                                                               --                 --
                                                                    --------           --------
Total liabilities                                                      7,247             12,960

Shareholders' equity (deficit):
    Preferred stock
       $.005 par value; 5,000,000 shares authorized;                      --                 --
       none issued and outstanding
    Common stock
       $.005 par value; 20,000,000 shares authorized;                     57                 33
       11,398,251 and 6,606,590 issued and outstanding
       at March 31, 1997 and December 31, 1996, respectively
    Additional paid-in capital                                        28,561             12,730
    Warrants                                                             242                242
    Note receivable from shareholder                                    (192)              (192)
    Accumulated deficit                                              (14,086)           (12,887)
                                                                    --------           --------
Total shareholders' equity (deficit)                                  14,582                (74)
                                                                    --------           --------
Total liabilities and shareholders' equity (deficit)                $ 21,829           $ 12,886
                                                                    ========           ========

See accompanying notes

Note: The Balance Sheet at December 31, 1996 is derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.

                             Eco Soil Systems, Inc.

                Condensed Consolidated Statements of Operations
               (in thousands, except share and per share amounts)



                                                                       Three Months
                                                                      Ended March 31,
                                                             ---------------------------------
                                                                 1997                 1996
                                                             -----------           -----------
                                                             (unaudited)           (unaudited)
Revenues:
    Proprietary products                                     $     1,144           $       963
    Distributed products                                           2,785                   149
                                                             -----------           -----------
Total revenues                                                     3,929                 1,112


Cost of revenues:
    Proprietary products                                             214                   500
    Distributed products                                           2,040                   112
                                                             -----------           -----------
Total cost of revenues                                             2,254                   612

Gross profit                                                       1,675                   500

Operating expenses:
    Selling, general and administrative                            2,288                   974
    Research and development                                         135                    41
                                                             -----------           -----------
Loss before interest, depreciation and amortization                 (748)                 (515)
    Depreciation                                                      68                   104
    Amortization of intangibles                                      217                     8
                                                             -----------           -----------
Loss from operations                                              (1,033)                 (627)
Interest expense                                                     167                    56
                                                             -----------           -----------
Net loss                                                     $    (1,200)          $      (683)
                                                             ===========           ===========

Net loss per share                                           $      (.12)          $      (.11)
                                                             ===========           ===========
Shares used in calculating net loss per share                  9,973,000             6,018,000
                                                             ===========           ===========

See accompanying notes.

                             Eco Soil Systems, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                         -------------------------------
                                                                                            1997                 1996
                                                                                          ---------           ---------
                                                                                         (unaudited)         (unaudited)
OPERATING ACTIVITIES
Net loss                                                                                  $  (1,200)          $    (683)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               285                 112
    Changes in operating assets and liabilities, net of effect of acquired businesses:
        Accounts receivable                                                                  (2,206)                133
        Inventories                                                                          (4,071)                 61
        Prepaid expenses and other assets                                                       211                 (32)
        Accounts payable                                                                      1,728                (211)
        Accrued liabilities                                                                     (98)                  4
                                                                                          ---------           ---------
Net cash used in operating activities                                                        (5,351)               (616)

INVESTING ACTIVITIES
Payments related to acquired businesses                                                      (1,288)                 --
Purchase of property and equipment                                                             (238)               (218)
                                                                                          ---------           ---------
Net cash used in provided by investing activities                                            (1,526)               (218)

FINANCING ACTIVITIES
Repayment of advances from shareholder                                                         (369)               (100)
Proceeds from long-term debt                                                                     --               1,670
Repayment of long-term debt                                                                  (5,005)               (902)
Repayments on capital lease obligations                                                         (15)                (27)
Net proceeds from sale of common stock                                                       13,792                 248
                                                                                          ---------           ---------
Net cash provided by financing activities                                                     8,403                 889
                                                                                          ---------           ---------

Net increase in cash                                                                          1,526                  55
Cash at beginning of period                                                                     150                  --
                                                                                          ---------           ---------
Cash at end of period                                                                     $   1,676           $      55
                                                                                          =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
Common stock issued upon conversion of debt and shareholder
   advances                                                                               $   1,954           $      --
                                                                                          =========           =========

Common stock issued for purchase of business                                              $     110           $      --
                                                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                             $ 411,000           $ 745,000
                                                                                          =========           =========

See accompanying notes

                             Eco Soil Systems, Inc.

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997


1.       ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

ORGANIZATION

         Eco Soil Systems, Inc. (the "Company") develops, markets, sells and supports a proprietary line of biologically-produced, environmentally safe products designed to address a variety of problems in the turf maintenance, agricultural crop, soil redemption and water quality management industries. The Company has developed two patented delivery systems that enable the Company to ferment microorganisms at the customer's site and then dispense the appropriate amount of cultured product directly into the customer's irrigation system, pond or lake. The Company sells various products produced by third parties through its Turf Partners sales group to the turf and ornamental industries.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1997 and 1996 have been made. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalents were not included in computing net loss per share since the effect would have been antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, shares of common stock issued during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares under stock options granted or warrants issued during such period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding through the date of the initial public offering (using the treasury stock method).

                             Eco Soil Systems, Inc.

                                 March 31, 1997


2.       NET LOSS PER SHARE (CONTINUED)

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (FAS
128). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 replaces Accounting Principles Board Opinion 15, Earnings Per Share, (APB 15) and requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The impact of adopting FAS 128 on the calculation of net loss per share on the quarters ended March 31, 1997 and 1996 is not expected to be material.

3.       INITIAL PUBLIC OFFERING

         In January 1997, the Company completed its initial public offering of 3,795,000 shares of common stock at a price of $4.125 per share, providing the Company with net proceeds of approximately $13.6 million, after deducting underwriting discounts, commissions and other offering costs. As a result of the completion of the initial public offering, $1,904,000 of debt and related accrued interest were converted into 576,823 common shares and $5,613,000 of debt was repaid.

4.       ACQUISITION

         In February 1997, the Company acquired the assets of Turfmakers, Inc. (dba Cameron), a turf maintenance product distributor, for $1,245,000 cash and 25,000 shares of common stock valued at $4.38 per share. The results of operations of Turfmakers, Inc. from the date of acquisition are included in the consolidated financial statements.

         The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair market values at the date of the acquisition, as follows:

Inventory                                           $  484,000
Property and equipment                                  40,000
Excess of purchase price over net tangible
   assets acquired                                     831,000
                                                    ----------
Total assets acquired                               $1,355,000
                                                    ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

         Certain statements contained in this Management's Discussion and Analysis that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to below. See "Item 5. Other Items. Factors That Could Affect Future Performance."

         This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 1997. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 will provide additional information.

         The Company's revenues for the three months ended March 31, 1997 were $3.9 million, an increase of $2.8 million or 253%, over the same period in 1996. The increase in revenues reflects an increase in revenues from sales of both distributed and proprietary products. The increase in revenues from distributed products reflects the Company's acquisition of both Turf Products, Ltd. ("Turf Products") and Turf Specialty, Inc. ("Turf Specialty") on May 31, 1996, the acquisition of Turfmakers, Inc. ("Turfmakers") on February 19, 1997, and the opening of a Turf Partners branch in San Diego in during the three months ended March 31, 1997.

         Proprietary product revenues increased by 19% during the three months ended March 31, 1997 compared to the same period in 1996. Revenues from sales of the Company's proprietary BioJect system and related products increased by 85% during the three months ended March 31, 1997 compared to the same period in 1996. Revenues of the Company's Aspen Consulting Companies, Inc. subsidiary increased by 39% during the three months ended March 31, 1997 compared to the same period in 1996. These increases were partially offset by declines in revenues from sales of both the Company's ClearLake and CleanRack products.

         The Company's gross margin for three months ended March 31, 1997 declined to 42.6%, compared to gross margin of 44.9% during the three months ended March 31, 1996. The decline in the gross margin for the three months ended March 31, 1997 resulted from a disproportionate increase in sales of distributed products which carry a lower margin than proprietary products. The gross margin on distributed products was 27% during the three months ended March 31, 1997 compared to 25% during the same period in 1996. The gross margin on the Company's proprietary products was 81% during the three months ended March 31, 1997 compared to 48% during the same period in 1997. The increase in gross margin on proprietary products during the three months ended March 31, 1997 can be attributed to a favorable product mix during such period.

         Selling, general and administrative expenses increased to $2.3 million during the three months ended March 31, 1997, compared to $1.0 during the three months ended March 31, 1996. The increase in SG&A expense resulted from the costs associated with the acquisitions of Turf Products, Turf Specialty and Turfmakers. During the three months ended March 31, 1997, the Company incurred approximately $217,000 of amortization expense associated with goodwill.

         Interest expense during the three months ended March 31, 1997 was $167,000 compared to $56,000 for the same period in 1996. The increase in interest expense relates principally to interest incurred pursuant to certain bridge notes that were converted into common stock or were repaid by the Company following consummation of its initial public offering in January 1997.

         For the three months ended March 31, 1997, the Company incurred a net loss of $1.2 million or $.12 per share compared to $683,000 or $.11 per share during the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company has financed its operations from revenues from sales of its products, sales of Common Stock, borrowing from its principal shareholders and bank financing. The Company's operating and investment activities used cash of $6,877,000 during the three months ended March 31, 1997.

         During the three months ended March 31, 1997, the Company issued 3,795,000 shares of common stock at a price of $4.125 per share in an underwritten initial public offering. The Company received net proceeds of approximately $13,600,000 which were used for the purchase of Turfmakers, the reduction of debt and working capital purposes. The Company presently has $1,000,000 of borrowing capability from its existing line of credit with Imperial Bank. The Company believes that it has sufficient resources to finance its operations and future growth for at least the next nine months.

                                     PART II

                                OTHER INFORMATION


ITEM 2.  CHANGE IN SECURITIES.

         On February 19, 1996, the Company acquired substantially all of the assets of Turfmakers, Inc. ("Turfmakers"), other than its accounts receivable, for a purchase price of approximately $1.2 million and 25,000 shares of the Company's Common Stock. The cash portion of the purchase price was subject to certain post-closing adjustments, based on the value of inventory and equipment acquired. The Company issued the shares of Common Stock to Turfmakers pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Turfmakers is an "accredited investor" within the meaning of Section 501(a) of the Act.

ITEM 5.  OTHER INFORMATION

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis or Plan of Operation." The actual results of the Company could differ materially from any forward looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         At March 31, 1997 the Company had an accumulated deficit of $14.1 million. To date, the Company has never generated net income. The Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. The Company's recent losses have resulted in part from expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions.

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

         The Company's success will be dependent in large measure upon its ability to obtain and enforce patent protection for its products, maintain confidentiality of its trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. Despite precautions taken by the Company, it may be possible for a third party to copy or otherwise obtain or use the Company's products or technology without authorization, or to develop similar products or technology independently.

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

                  27.1 Financial Data Schedule

         (b) No reports on Form 8-K were filed with the SEC during the period ended March 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Eco Soil Systems, Inc.

Date: May 14, 1997                       By: /s/ William B. Adams
                                             --------------------
                                              William B. Adams
                                              Chairman and Chief Executive
                                              Officer

Date: May 14, 1997                       By: /s/ L. Jean Dunn, Jr.
                                            ----------------------
                                              L. Jean Dunn, Jr.
                                              Chief Financial Officer