Form 10QSB
period 1997-06-30
ECO SOIL SYSTEMS INC
filed 1997-08-14
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________

Commission File Number:  0-21975

                             ECO SOIL SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                      NEBRASKA                            47-0709577
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

                              10890 THORNMINT ROAD
                           SAN DIEGO, CALIFORNIA 92127
          (Address, Including Zip Code, of Principal Executive Offices)

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

YES   X        NO
    -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 1997, 11,425,896 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES            NO   X
    -----         -----

                             ECO SOIL SYSTEMS, INC.
                                 FORM 10-QSB INDEX


                                                                                                PAGE
                                                                                                ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997
                  (unaudited) and December 31, 1996                                                3

                  Condensed Consolidated Statements of Operations (unaudited) for the Three
                  Months and Six Months Ended June 30, 1997 and
                  June 30, 1996                                                                    4

                  Consolidated Statements of Cash Flows (unaudited) for the Six
                  Months Ended June 30, 1997 and June 30, 1996                                     5

                  Notes to Consolidated Financial Statements                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                       7


PART II.     OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                                9

Item 5.        Other Information                                                                  9

Item 6.        Exhibits and Reports on Form 8-K                                                  12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Eco Soil Systems, Inc.

                      Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                                                June 30,     December 31,
                                                                  1997           1996
                                                                --------       --------
ASSETS                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                   $     17       $    150
    Accounts receivable, net                                       7,841          2,193
    Inventories                                                   11,091          2,047
    Prepaid expenses and other current assets                        909            289
                                                                --------       --------
Total current assets                                              19,858          4,679
Property and equipment, net                                        2,456          1,981
Intangible assets, net                                             6,214          5,663
Other assets                                                         332            563
                                                                --------       --------
Total assets                                                    $ 28,860       $ 12,886
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                            $  7,241       $  2,743
    Accrued expenses                                               1,262            734
    Current portion of long-term debt                              3,692          7,266
    Current portion of advances from shareholders                   --              348
    Current portion of capital lease obligations                    --               22
                                                                --------       --------
Total current liabilities                                         12,195         11,113
Long-term debt, net of current portion                               732          1,826
Advances from shareholders, net of current portion                  --               21
                                                                --------       --------
Total liabilities                                                 12,927         12,960

Shareholders' equity (deficit):
    Preferred stock
       $.005 par value; 5,000,000 shares authorized;                --             --
       none issued and outstanding
    Common stock
       $.005 par value; 20,000,000 shares authorized;                 57             33
       11,416,048 and  6,606,590 issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively
    Additional paid-in capital                                    28,710         12,730
    Warrants                                                         242            242
    Note receivable from shareholder                                (192)          (192)
    Accumulated deficit                                          (12,884)       (12,887)
                                                                --------       --------
Total shareholders' equity (deficit)                              15,933            (74)
                                                                --------       --------
Total liabilities and shareholders' equity (deficit)            $ 28,860       $ 12,886
                                                                ========       ========


                            See accompanying notes.

Note: The Balance Sheet at December 31, 1996 is derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.

                             Eco Soil Systems, Inc.

                 Condensed Consolidated Statements of Operations
               (in thousands, except share and per share amounts)


                                                       Three Months                         Six Months
                                                      Ended June 30,                       Ended June 30,
                                             -------------------------------       -------------------------------
                                                 1997                1996              1997               1996
                                             ------------       ------------       ------------       ------------
                                              (unaudited)        (unaudited)        (unaudited)
Revenues:
    Proprietary products                     $      2,788       $      1,467       $      3,932       $      2,430
    Distributed products                            8,512              1,560             11,297              1,709
                                             ------------       ------------       ------------       ------------
Total revenues                                     11,300              3,027             15,229              4,139

Cost of revenues:
    Proprietary products                              543                641                757              1,141
    Distributed products                            6,460              1,076              8,500              1,188
                                             ------------       ------------       ------------       ------------
Total cost of revenues                              7,003              1,717              9,257              2,329

Gross profit                                        4,297              1,310              5,972              1,810

Operating expenses:
    Selling, general and administrative             2,798              1,697              5,085              2,671
    Research and development                           12                234                147                275
                                             ------------       ------------       ------------       ------------
Income (loss) before interest,
    depreciation and amortization                   1,487               (621)               740             (1,136)

    Depreciation                                       75                164                143                268
    Amortization of intangibles                       127                 14                344                 22
                                             ------------       ------------       ------------       ------------
Income (loss) from operations                       1,285               (799)               253             (1,426)
Interest expense                                       83                136                250                192
                                             ------------       ------------       ------------       ------------
Net income (loss)                                   1,202               (935)                 3             (1,618)
                                             ============       ============       ============       ============

Net income (loss) per share                  $        .08       $       (.15)      $        .00       $       (.27)
                                             ------------       ------------       ------------       ------------

Shares used in calculating net income
    (loss) per share                           14,656,000          6,174,000         12,315,000          5,980,000
                                             ============       ============       ============       ============


See accompanying notes.

                             Eco Soil Systems, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                             Six Months
                                                                            Ended June 30,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
                                                                      (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                      $      3       $ (1,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                           487            290
    Changes in operating assets and liabilities, net of effect of acquired businesses:
        Accounts receivable                                              (5,648)            21
        Inventories                                                      (8,560)           (67)
        Prepaid expenses and other assets                                  (389)          (176)
        Goodwill                                                            (21)          --
        Accounts payable                                                  4,498           (497)
        Accrued liabilities                                                 528           (326)
                                                                       --------       --------
Net cash used in operating activities                                    (9,102)        (2,373)
                                                                       --------       --------

INVESTING ACTIVITIES
Cash received in acquisitions                                              --            1,656
Payments related to acquired businesses                                  (1,289)          --
Purchase of property and equipment                                         (578)          (714)
Proceeds from note receivable                                              --              595
                                                                       --------       --------
Net cash (used in) provided by investing activities                      (1,867)         1,537
                                                                       --------       --------

FINANCING ACTIVITIES
Advances from shareholders                                                 (369)           120
Proceeds from long-term debt                                              2,572          1,717
Repayments of long-term debt                                             (5,236)          (202)
Repayments on capital lease obligations                                     (22)           (48)
Net proceeds from sale of common stock                                   13,891            408
                                                                       --------       --------
Net cash provided by financing activities                                10,836          1,995
                                                                       --------       --------

Net increase  (decrease) in cash and cash equivalents                      (133)         1,159
Cash and cash equivalents at beginning of period                            150           --
                                                                       --------       --------
Cash and cash equivalents at end of period                             $     17       $  1,159
                                                                       ========       ========

Notes to Condensed Consolidated Financial Statements

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

ORGANIZATION

         Eco Soil Systems, Inc. (the "Company") develops, markets, sells and supports a proprietary line of biologically-produced, environmentally safe products designed to address a variety of problems in the turf maintenance, agricultural crop, soil redemption and water quality management industries. The Company has developed two patented delivery systems that enable the Company to ferment microorganisms at the customer's site and then dispense the appropriate amount of cultured product directly into the customer's irrigation system, pond or lake. Additionally, the Company has developed a patented, comprehensive soil amendment system. The Company sells various products produced by third parties through its Turf Partners sales group to the turf and ornamental industries.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month and six-month periods ended June 30,1997 and 1996 have been made. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.       NET INCOME (LOSS) PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during those periods. Net income per share is computed using the weighted average of common shares outstanding for the period after giving effect to stock options and warrants considered to be dilutive common stock equivalents using the treasury stock method. Fully diluted income per share is not materially different from primary income per share. Common stock equivalents were not included in computing net loss per share since the effect would have been antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, shares of common stock issued during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares under stock options granted or warrants issued during such period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding through the date of the initial public offering (using the treasury stock method).

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (FAS
128). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 replaces Accounting Principles Board Opinion 15, Earnings Per Share, (APB 15) and requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The impact of adopting FAS 128 on the calculation of net earnings (loss) per share on the periods presented herein, using the basic earnings per share calculation method, may be material as the Company has a large number of common stock equivalents which are currently included in the calculation of primary earnings per share. Under FAS 128, such shares will not be included in the calculation of basic earnings per share, and therefore basic earnings (loss) per share will be higher under the new standard. Diluted earnings per share and loss per share under the new standard is not anticipated to be materially different than as presented herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 1997. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 will provide additional information.

The Company's revenues for the second quarter were $11.3 million, up 273% over the second quarter of 1996. The increase in revenues reflects an increase in both distributed and proprietary revenues. The increase in distributed revenues reflects the Company's acquisition of both Turf Products and Turf Specialty on May 31, 1996, and the acquisition of Turfmakers and opening of a Turf Partners branch in San Diego in the first quarter of 1997.

For the first half of 1997 the Company reported revenues of $15.2 million as compared to $4.1 million during the first six months of 1996, an increase of 271%. The increase in revenues reflects an increase in both distributed and proprietary revenues. The increase in distributed revenues reflects the Company's acquisition of both Turf Products and Turf Specialty on May 31, 1996 and the acquisition of Turfmakers and opening of a Turf Partners branch in San Diego in the first quarter of 1997.

Proprietary revenues increased by 90% in the second quarter of 1997 versus the second quarter of 1996. BioJect related revenues increased by 155% during the second quarter of 1997 as compared to the second quarter of 1996. Revenues of the Company's Aspen Consulting subsidiary increased by 22% during the second quarter of 1997 versus the second quarter of 1996. In addition, the Company's proprietary revenues were increased by international sales of approximately $434,000 during the second quarter. The proprietary revenue increases were partially off set by declines in both the Company's ClearLake and CleanRack products.

The Company's gross margin for the second quarter of 1997 was 38% versus 43% for the second quarter of 1996. The decline in the gross margin for the second quarter was due to the addition of the sales of distributed products which carry a lower margin. The gross margin on distributed products was 25% during the second quarter of 1997 as compared to 31% during the second quarter of 1996. The gross margin on the Company's proprietary products was 81% during the second quarter of 1997 as compared to 56% during the second quarter of 1996. The proprietary products gross margin for the second quarter of 1997 was favorably impacted by the product mix during the second quarter as the Company has chosen to focus on its BioJect product line. The gross margin for BioJect-related revenues was 87% during the second quarter.

The Company's gross margin for the first half of 1997 was 39% versus 44% for the first half of 1996. The decline in the gross margin for the first half was due to the addition of the sales of distributed products which carry a lower margin. The gross margin on distributed products was 25% during the first half of 1997 as compared to 30% during the first half of 1996. The proprietary products gross margin for the first half of 1997 was 73% as compared to 53% during the first half of 1996. The proprietary products gross margin for the first half of 1997 was favorably impacted by the product mix during the first half as the Company has chosen to focus on its BioJect product line. The gross margin for BioJect-related revenues was 88% during the first half of 1997.

SG&A expenses for the second quarter were $2.8 million. The increase in SG&A expense was due to costs of the previously discussed acquisitions. During the second quarter of 1997 Eco incurred approximately $127,000 of amortization expense associated with goodwill and other intangible assets.

SG&A expenses for the first half of 1997 were $5.3 million. The increase in SG&A expense was due to costs of the previously discussed acquisitions. During the first half of 1997 Eco incurred approximately $344,000 of amortization expense associated with goodwill and other intangible assets.

Interest expense during the second quarter of 1997 was $83,000 and reflects borrowings under the Company's line of credit as well as notes which were not repaid with the proceeds of the Company's initial public stock offering which occurred on January 16, 1997.

For the second quarter of 1997 the Company had net income of $1.2 million or $.08 per share as compared to a net loss of $935,000 or $.15 per share during the second quarter of 1996. For the first half of 1997 Eco had net income of $3,000 or $.00 per share as compared to a net loss of $1.6 million or $.27 per share during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from revenues from sales of its products, sales of its Common Stock, borrowing from its principal shareholders and bank financing. The Company's operating and investment activities used cash of $4.3 million during the second quarter of 1997 and $11.0 million during the first half of 1997.

On July 1, 1997 the Company entered into a sale/leaseback of certain of its proprietary products which totaled $4.25 million. In addition, the Company expanded its line of credit with Imperial Bank to $5.0 million. The Company believes that it has sufficient resources to finance its operations and future growth for at least the next nine months.

The Company intends to fund its future operations and growth through a combination of product revenues, the proceeds of the sale lease back, borrowings available under the line of credit, and public or private debt or equity financing. However, there can be no assurance that such financing alternatives will be available under favorable terms, if at all.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On June 3, 1997, the Company held an Annual Meeting of Shareholders at which the following proposals were voted on by shareholders:

         1. Election of two directors for a three-year term to expire at the 2000 Annual Meeting of Shareholders. The votes cast for, against or withheld as to each nominee are set forth below.
               There were no abstentions or broker non-votes.

               Nominee                   For           Against          Withheld
               -------                   ---           -------          --------

               Bradley K. Edwards      8,675,397         none            31,700
               S. Bartley Osborn       8,697,897         none             9,200


          2. To amend the 1992 Stock Option Plan to increase the number of shares available for issuance thereunder:

                          For                  Against                 Abstained
                          ---                  -------                 ---------
                       8,020,269                 none                   95,865

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

         At June 30, 1997 the Company had an accumulated deficit of $12.9 million. This is the first quarter that the Company has generated net income. The Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. The Company's recent losses have resulted in part from expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions.

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

         Some states have laws imposing liability on certain parties for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. The Company is also subject to certain other environmental laws, including the Environmental Protection Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. The Company does not currently maintain insurance for any environmental claims which might result from the release of its products into the environment in a manner or in concentrations not permitted by law. Thus, a claim for environmental liability could have a material adverse effect on the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:
         11.1 Computation of net income (loss) per share
         27.1 Financial Data Schedule

(b) No reports on Form 8-K were filed with the SEC during the period ended June 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Eco Soil Systems, Inc.


Date: August 8, 1997                        By: /s/ William B. Adams
                                                --------------------------------
                                                William B. Adams
                                                Chairman and Chief Executive
                                                Officer


Date: August 8, 1997                        By: /s/ L. Jean Dunn, Jr.
                                               ---------------------------------
                                                L. Jean Dunn, Jr.
                                                Chief Financial Officer