Form 10QSB
period 1997-09-30
ECO SOIL SYSTEMS INC
filed 1997-11-04
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                   FORM 10-QSB

(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________

Commission File Number:  0-21975

                             ECO SOIL SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 NEBRASKA                                        47-0709577
     -------------------------------                         ----------------
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

YES  [X]        NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 28, 1997, 11,910,075 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES   [ ]   NO    [X]

a) The line provides for advances equal to the sum of 75% of eligible accounts receivable plus 50% of eligible inventory. Advances associated with the Company's eligible inventory shall not exceed $2.5 million.

                             ECO SOIL SYSTEMS, INC.
                                FORM 10-QSB INDEX


                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30,
            1997 (unaudited) and December 31, 1996                            3

            Condensed Consolidated Statements of Operations (unaudited)
            for the Three Months and Nine Months Ended September 30, 1997
            and September 30, 1996                                            4

            Consolidated Statements of Cash Flows (unaudited) for the Nine
            Months Ended September 30, 1997 and September 30, 1996            5

            Notes to Condensed Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8


PART II.    OTHER INFORMATION

Item 3.     Changes in Securities and Use of Proceeds                         12

Item 5.     Other Information                                                 12

Item 6.     Exhibits and Reports on Form 8-K                                  14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Eco Soil Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)


                                                               September 30,   December 31,
ASSETS                                                              1997            1996
                                                                  --------       --------
                                                                (unaudited)       (Note)
Current assets:
   Cash and cash equivalents                                      $    212       $    150
   Accounts receivable, net                                         10,552          2,193
   Inventories                                                       4,161          2,047
   Prepaid expenses and other current assets                           622            289
                                                                  --------       --------
Total current assets                                                15,547          4,679
Property and equipment, net                                          1,188            656
Equipment under operating leases, net                                4,910          1,325
Intangible assets, net                                               6,272          5,663
Other assets                                                           188            563
                                                                  --------       --------
Total assets                                                      $ 28,105       $ 12,886
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                  4,697       $  2,743
   Accrued expenses                                                  1,978            734
   Current portion of long-term debt                                 3,568          7,266
   Current portion of advances from shareholders                        --            348
   Current portion of capital lease obligations                         --             22
                                                                  --------       --------
Total current liabilities                                           10,243         11,113
Long-term debt, net of current portion                                 712          1,826
Deferred gain on sale leaseback, net of current portion                210             --
Advances from shareholders, net of current portion                      --             21
Total liabilities                                                   11,165         12,960

Shareholders' equity (deficit):
   Preferred stock
      $.005 par value; 5,000,000 shares authorized;                     --             --
      none issued and outstanding
   Common stock
      $.005 par value; 20,000,000 shares authorized;                    59             33
      11,868,575 and  6,606,590 issued and outstanding at
      September 30, 1997 and December 31, 1996, respectively
   Additional paid-in capital                                       28,889         12,730
   Warrants                                                            242            242
   Note receivable from shareholder                                   (192)          (192)
   Accumulated deficit                                             (12,058)       (12,887)
                                                                  --------       --------
Total shareholders' equity (deficit)                                16,940            (74)
                                                                  --------       --------
Total liabilities and shareholders' equity (deficit)              $ 28,105       $ 12,886
                                                                  ========       ========


See accompanying notes.

Note: The Balance Sheet at December 31, 1996 is derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.

                             Eco Soil Systems, Inc.

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                    Three Months                        Nine Months
                                                  Ended September 30,               Ended September 30,
                                            ----------------------------       ----------------------------
                                               1997            1996              1997              1996
                                            -----------      -----------       -----------      -----------
                                            (unaudited)      (unaudited)       (unaudited)       (unaudited)
Revenues:
   Proprietary products                     $     4,945      $     1,196       $     8,876      $     3,626
   Distributed products                           8,968            3,894            20,265            5,603
                                            -----------      -----------       -----------      -----------
Total revenues                                   13,913            5,090            29,141            9,229

Cost of revenues:
   Proprietary products                           3,073              484             3,830            1,625
   Distributed products                           6,730            2,892            15,229            4,080
                                            -----------      -----------       -----------      -----------
Total cost of revenues                            9,803            3,376            19,059            5,705

Gross profit                                      4,110            1,714            10,082            3,524

Operating expenses:
   Selling, general and administrative            2,772            1,870             7,857            4,541
   Research and development                          42               78               189              353
                                            -----------      -----------       -----------      -----------
Income (loss) before interest,
    depreciation and amortization                 1,296             (234)            2,036           (1,370)
   Depreciation                                     234              183               376              365
   Amortization of intangibles                       56               65               401              173
                                            -----------      -----------       -----------      -----------

Income (loss) from operations                     1,006             (482)            1,259           (1,908)
Interest expense                                    179              331               430              523
                                            -----------      -----------       -----------      -----------

Net income (loss)                           $       827      $      (813)      $       829      $    (2,431)
                                            ===========      ===========       ===========      ===========

Net income (loss) per share                 $       .06      $      (.11)      $       .06      $      (.40)
                                            ===========      ===========       ===========      ===========

Shares used in calculating net income
    (loss) per share                             15,016            7,459            14,341            6,050
                                            ===========      ===========       ===========      ===========


See accompanying notes.

                             Eco Soil Systems, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 Nine Months
                                                             ended September 30,
                                                               1997           1996
                                                            --------       ---------
                                                            (unaudited)   (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                           $    829       $(2,431)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                 777           538
   Deferred gain on sale leaseback                               210            --
   Changes in operating assets and liabilities, net of
     effect of acquired businesses:
       Accounts receivable                                    (8,359)          961
       Inventories                                            (1,630)          103
       Prepaid expenses and other assets                          42          (634)
       Accounts payable                                        1,941        (2,340)
       Accrued expenses                                        1,244          (511)
                                                            --------       -------
Net cash used in operating activities                         (4,946)       (4,314)
                                                            --------       -------

INVESTING ACTIVITIES
Cash received in acquisitions                                     --         1,656
Payments related to acquired businesses                       (1,424)       (1,810)
Proceeds from disposition of equipment under
  operating leases                                             1,325            --
Purchase of equipment under operating leases                  (5,063)           --
Purchase of property and equipment                              (715)         (741)
Proceeds from note receivable                                     --           595

                                                            --------       -------
Net cash used in investing activities                         (5,877)         (300)
                                                            --------       -------

FINANCING ACTIVITIES
Advances from (repayments to) shareholders                      (356)           74
Proceeds from long-term debt                                   4,489         5,416
Repayments of long-term debt                                  (7,297)         (948)
Repayments on capital lease obligations                          (22)          (76)
Net proceeds from sale of common stock                        14,071           585
                                                            --------       -------
Net cash provided by financing activities                     10,885         5,051
                                                            --------       -------

Net increase in cash and cash equivalents                         62           437
Cash and cash equivalents at beginning of period                 150            --
                                                            --------       -------
Cash and cash equivalents at end of period                  $    212       $   437
                                                            ========       =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

ORGANIZATION

        Eco Soil Systems, Inc. (the "Company") develops, markets, sells and supports a proprietary line of biologically-produced, environmentally safe products designed to address a variety of problems in the turf maintenance, agricultural crop, soil redemption and water quality management industries. The Company has developed two patented delivery systems that enable the Company to ferment microorganisms at the customer's site and then dispense the appropriate amount of cultured product directly into the customer's irrigation system, pond or lake. Additionally, the Company has developed a comprehensive soil amendment system. The Company sells, through its Turf Partners sales group, various products produced by third parties to the turf and ornamental industries.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month and nine-month periods ended September 30, 1997 and 1996 have been made. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS
128). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 replaces Accounting Principles Board Opinion 15, Earnings Per Share (APB 15) and requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. The impact of adopting FAS 128 on the calculation of net earnings (loss) per share on the periods presented herein, using the basic earnings per share calculation method, may be material as the company has a large number of common stock equivalents which are currently included in the calculation of primary earnings per share. Under FAS 128, such shares will not be included in the calculation of basic earnings per share, and therefore basic earnings (loss) per share will be higher under the new standard. Diluted earnings per share and loss per share under the new standard is not anticipated to be materially different than as presented herein.

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

This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1997. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 will provide additional information.

THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1996

REVENUES For the third quarter of 1997 revenues were $13.9 million, an increase of 173% versus $5.1 million for the third quarter of 1996. The increase in revenues reflects an increase in both distributed and proprietary revenues.

For the third quarter of 1997 distributed revenues were $9.0 million, an increase of 130% versus $3.9 million for the third quarter of 1996. The increase in distributed revenues reflects the Company's acquisitions and the opening of new branches. On May 31, 1996 the Company acquired both Turf Products and Turf Specialty. In February 1997, the Company acquired substantially all the assets of Turfmakers, Inc. In addition, the Company hired a number of sales people during 1997 and opened distribution units in Pennsylvania and California.

For the third quarter of 1997 proprietary revenues were $4.9 million, an increase of 313% versus $1.2 million for the third quarter of 1996. BioJect lease revenues were $222,000, an increase of 131% versus $96,000 for the third quarter of 1996. BioJect menu items, primarily microbes, were $1.0 million, an increase of 116% versus $475,000 during the third quarter of 1996. The increase in BioJect lease and menu items revenues were due to an increase in the installed base of BioJect systems from 238 to 345. Included in proprietary revenues are $2.4 million of revenues from the sale leaseback transaction, which took place during the third quarter of 1997. In September 1997, the Company sold 261 BioJect units and 11 CalJect units under operating leases to Eco Lease Partners, LLC, an unaffiliated investor group, for aggregate proceeds of $4.0 million. The Company then leased the BioJect units back from Eco Lease Partners under a 40-month lease agreement.

For the third quarter of 1997 revenues from CleanRack and ClearLake systems were $308,000, an increase of 542% versus $48,000 during the third quarter of 1996.

For the third quarter of 1997 revenues from Aspen Consulting Inc. were $486,000, an increase of 98% versus $245,000 during the third quarter of 1996. The increase in Aspen's revenues was due to a higher volume of consulting contracts.

For the third quarter of 1997 sales of other proprietary products, which consisted primarily of fertilizer and nutrient sales were $388,000, an increase of 1,113% versus $32,000 during the third quarter of 1996.

GROSS PROFIT

For the third quarter of 1997 the Company's gross profit was $4.1 million, an increase of 140% versus $1.7 million for the third quarter of 1996. The increase in gross profit was due to the increase in both distributed and proprietary revenues. For the third quarter of 1997 the Company's gross margin was 30% versus 34% for the third quarter of 1996. The decline in the gross margin was due to the addition of the sales of distributed products which carry a lower margin as well as the sale leaseback transaction for which the gain has been deferred. For the third quarter of 1997 the Company's gross profit on distributed products was $2.2 million, an increase of 123% versus $1.0 million for the third quarter of 1996. The increase in the gross profit is due to higher distributed sales. For the third quarter of 1997 the gross margin on distributed products was 25% as compared to 26% during the third quarter of 1996. The decline in the gross profit on distributed sales during the third quarter of 1996 was due to a change in the distributed product mix.

For the third quarter of 1997 the gross profit on proprietary sales was $1.9 million, an increase of 163% versus $712,000 during the third quarter of 1996. The increase in the gross profit on proprietary sales was due to an increase in the number of installed BioJect systems. For the third quarter of 1997 the gross margin on proprietary sales was 38% as compared to 60% during the third quarter of 1996. The decline of the proprietary gross margin reflects the effect of the sale leaseback transaction. The gross margin for BioJect related revenues was 88% during the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the third quarter of 1997 selling, general and administrative expenses ("SG&A expenses") were $2.8 million an increase of 48% versus $1.9 million during the third quarter of 1996. The increase in SG&A expenses was due to additional overhead costs associated with the previously discussed acquisitions.

RESEARCH AND DEVELOPMENT EXPENSES

For the third quarter of 1997 research and development expense ("R&D expense") was $42,000, a decrease of 46% versus $78,000 during the third quarter of 1996. The decline in R&D expense during the third quarter of 1997 reflects the Company's emphasis on the engineering and manufacture of the BioJect system rather than more traditional research and development efforts.

INTEREST EXPENSES

For the third quarter of 1997 interest expenses were $179,000, a decrease of 46% versus $331,000 for the third quarter of 1996. The decrease in interest expense reflects a decrease in the amount of debt outstanding.

AMORTIZATION EXPENSES

For the third quarter of 1997 amortization expenses were $56,000, a decrease of 14% versus $65,000 for the third quarter of 1996.

NET INCOME

For the third quarter of 1997 net income was $827,000 or $.06 per share versus a loss of $813,000 or $.11 per share during the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

For the first nine months of 1997 revenues were $29.1 million, an increase of 216% versus $9.2 million during the first nine months of 1996. The increase in revenues reflects an increase in both distributed and proprietary revenues.

For the first nine months of 1997 distributed revenues were $20.3 million, an increase of 262% versus $5.6 million during the first nine months of 1996. The increase in distributed revenues reflects the Company's acquisitions and the opening of new branches. On May 31, 1996, the Company acquired both Turf Products and Turf Specialty. In February 1997, the Company acquired substantially all the assets of Turfmakers, Inc. In addition, the Company hired a number of sales people during 1997 and opened distribution units in Pennsylvania and California.

For the first nine months of 1997 proprietary revenues were $8.9 million, an increase of 145% versus $3.6 million during the first nine months of 1996. BioJect lease revenues were $1.0 million, an increase of 62% versus $625,000 for the first nine months of 1996. BioJect menu items revenues, primarily microbes, were $2.1 million an increase of 106% versus $1.0 million during the first nine months of 1996. The increase in BioJect lease and menu items revenues were due to an increase in the installed base of BioJect systems from 238 to 345. Included in proprietary revenues are $2.4 million of revenues from the sale leaseback transaction, which took place during the third quarter of 1997.

For the first nine months of 1997 revenues from Cleanrack and ClearLake systems were $565,000, an increase of 52% versus $371,000 during the first nine months of 1996.

For the first nine months of 1997 revenues from Aspen Consulting Inc. were $1.2 million, an increase of 48% versus $807,000 during the first nine months of 1996. The increase in Aspen's revenues were due to a higher volume of consulting contracts.

For the first nine months of 1997 sales of other proprietary products, which consisted primarily of fertilizer and nutrient sales were $1.0 million, an increase of 110% versus $477,000 during the first nine months of 1996.

Gross Profit

For the first nine months of 1997 the Company's gross profit was $10.1 million, an increase of 186% versus $3.5 million during the first nine months of 1996. The increase in gross profit was due to the increase in both distributed and proprietary revenues. For the first nine months of 1997 the Company's gross margin was 35% versus 38% for the first nine months of 1996. The decline in the gross margin for the first nine months was due to the additional sales of distributed products which carry a lower margin as well as the sale leaseback transaction for which the gain has been deferred. For the first nine months of 1997 the Company's gross profit on distributed products was $5.0 million, an increase of 231% versus $1.5 million during the first nine months of 1996. The increase in the gross profit is due to higher distributed sales. For the first nine months of 1997 the gross margin on distributed products was 25% as compared to 27% during the first nine months of 1996. The decline in the gross profit on distributed sales during the first nine months of 1997 was due to a change in the distributed product mix.

For the first nine months of 1997 the gross profit on proprietary sales was $5.0 million, an increase of 152% versus $2.0 million during the first nine months of 1996. The increase in the gross profit on proprietary sales was due to an increase in the number of installed BioJect systems. For the first nine months of 1997 the gross margin on proprietary sales was 57% as compared to 55% during the first nine months of 1996. The proprietary products gross margin for first nine months of 1997 was favorably impacted by the product mix during the first nine months as the Company has chosen to focus on its BioJect product line, while being negatively impacted by the sale leaseback transaction. The gross margin for BioJect related revenues was 88% during the first nine months of 1997.

Selling, General and Administrative Expenses

For the first nine months of 1997 selling, general and administrative expenses ("SG&A expenses") were $7.9 million, an increase of 73% versus $4.5 million during the first nine months of 1996. The increase in SG&A expenses was due to additional overhead costs associated with the previously discussed acquisitions.

Research and Development Expenses

For the first nine months of 1997 research and development expenses ("R&D expenses") were $189,000, a decrease of 46% versus $353,000 during the first nine months of 1996. The decline in R&D expenses during the first nine months of 1997 reflects the Company's emphasis on the engineering and manufacture of the BioJect system rather than more traditional research and development efforts.

Interest Expenses

For the first nine months of 1997 interest expenses were $430,000, a decrease of 18% versus $523,000 during the first nine months of 1996. The decrease in interest expense reflects a decrease in the amount of debt outstanding.

Amortization Expenses

For the first nine months of 1997 amortization expenses were $401,000, an increase of 132% versus $173,000 during the first nine months of 1996. The increase in amortization expense is due to an increase in the Company's goodwill associated with the previously discussed acquisitions.

Net Income

For the first nine months of 1997 net income was $829,000 or $.06 per share versus a loss of $2.4 million or $.40 per share during the first nine months of 1996.

Liquidity and Capital Resources

The Company has financed its operations from revenues from sales of its products, sales of its Common Stock, borrowing from its principal shareholders and bank financing. The Company's operating and investing activities used cash of $10.8 million during the first nine months of 1997 and $4.6 million during the first nine months of 1996.


On September 30, 1997 the Company received proceeds of $4.0 from the sale leaseback transaction. In addition, the Company expanded its line of credit with Imperial Bank to $5.0 million. The Company believes that it has sufficient resources to finance its operations and future growth for at least the next twelve months.


The Company intends to fund its future operations and growth through a combination of product revenues, borrowings available under the line of credit, and public or private debt or equity financing. However, there can be no assurance that such financing alternatives will be available under favorable terms, if at all.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 30, 1997, the Company entered into a $5,000,000 line of credit agreement with Imperial Bank which provides for direct advances up to $5,000,000. The line provides for advances equal to the sum of 75% of eligible accounts receivable plus 50% of eligible inventory. Advances associated with the Company's eligible inventory may not exceed $2.5 million. In connection with the establishment of the line of credit, the Company issued a warrant to Imperial Bank to purchase 40,000 shares of Common Stock at an exercise price of $5.25 per share. The warrant expires on June 30, 2002. The issuance of the warrant was made in reliance upon Section 4(2) of the Securities Act of 1933. Imperial Bank represented to the Company that it is an accredited investor and that it acquired the warrant for its own account and not with a view to any distribution thereof to the public.

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

        On July 6, 1997, the Company restructured its relationship with Encore Technologies, Inc. ("Encore"). The Company and Encore entered into a Settlement Agreement providing for the suspension of existing license and consulting agreements between the parties. Encore also agreed to assign intellectual property rights in media and in Pseudomonas aureofaciens TX-1 to the Company. As consideration for Encore's entering into the Settlement Agreement, the Company made certain cash payments to Encore, agreed to make certain payments to Encore for the Company's use of media and entered into a License and Supply Agreement providing for additional payments of at least $910,000 over the next three years to Encore for the production of microbial products. Under the restructured relationship between Encore and the Company, the Company makes regular cash payments to Encore rather than the percentage royalty payments required under the superseded consulting and license agreements.

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

        At September 30, 1997 the Company had an accumulated deficit of $12.1 million. This is the second quarter that the Company has generated net income. The Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. The Company's recent losses have resulted in part from expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions.

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

        The Company may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on behalf of the Company. The Company currently carries a product liability insurance policy with an aggregate limit of $7,000,000. There can be no assurance, however, that such product liability insurance will adequately protect the Company against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business and prospects of the Company.

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

        The Company is dependent upon the active participation of William B. Adams, its Chairman of the Board and Chief Executive Officer, and Douglas M. Gloff, its President and Chief Operating Officer. The loss of the services of either of these individuals could have a material adverse effect upon the Company's future operations. The Company's success depends in large part on its ability to attract and retain qualified scientific, financial and management personnel. The Company faces competition for such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:
             10.1 Settlement Agreement dated as of July 6, 1997 by and between the Company and Encore Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed November 4, 1997).
             10.2 Assignment of TX-1 Intellectual Property made as of July 6,
                  1997 by Encore Technologies, Inc. to the Company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed November 4, 1997).
             10.3 Assignment of Media Intellectual Property made as of July 6,
                  1997 by Encore Technologies, Inc. to the Company (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 filed November 4, 1997).
             10.4 License and Supply Agreement dated as of July 6, 1997 by and between the Company and Encore Technologies, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 filed November 4, 1997).
             11.1 Computation of  net income (loss) per share
             27.1 Financial Data Schedule

No reports on Form 8-K were filed with the SEC during the period ended June 30, 1997.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Eco Soil Systems, Inc.

Date: November 3, 1997                  By: /s/ William B. Adams
                                           --------------------
                                            William B. Adams
                                            Chairman and Chief Executive
                                            Officer

Date: November 3, 1997                  By: /s/ L. Jean Dunn, Jr.
                                          ----------------------
                                          L. Jean Dunn, Jr.
                                          Chief Financial Officer