Form 10KSB
period 1997-12-31
ECO SOIL SYSTEMS INC
filed 1998-03-31
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-21975

                             ECO SOIL SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

            NEBRASKA                                          47-0709577
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


 10890 THORNMINT ROAD, SUITE 200, SAN DIEGO, CA                    92127
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (619) 675-1660
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class              Name of Each Exchange on Which Registered
Common Stock, $.005 par value                   Nasdaq National Market

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

        Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        The Registrant's revenues for the fiscal year ended December 31, 1997 were: $37,525,405.

        As of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $95,963,215.

        As of March 16, 1998, the number of shares outstanding of the Registrant's Common Stock, $.005 par value, was: 15,557,538.

        Transitional Small Business Disclosure Format (check one):
YES [_] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held May 1, 1998, which is being filed on or prior to April 30, 1998.

                           FORWARD-LOOKING STATEMENTS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent statements in this report involve, without limitation, product development, and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statement are forward-looking statements. Forward-looking statements also may be identified by use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "continue" or similar terms, variations of those terms or the negative of those terms. These risks and uncertainties include those identified by the Company under the caption "Factors That Could Affect Future Performance" in Item 1, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

        Eco Soil Systems, Inc. (the "Company") develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop problems in the golf and agricultural industries. The Company has developed its patented BioJect(R) system for the distribution of naturally occurring microbes that complement or reduce the need for many chemical products currently used in golf and agricultural markets. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system provides customers with cost savings and mitigates the adverse environmental effects associated with chemical products. The Company initially has focused its sales and marketing efforts on the golf market, and recently has entered the agricultural crop and ornamental markets. To date, the Company has installed 369 BioJect systems at customer sites, including such renowned golf courses as Congressional Country Club, Winged Foot Golf Club and Spyglass Hill Golf Club.

        By utilizing microbes that occur naturally in the environment, the BioJect system overcomes many of the problems associated with traditional chemical products. Traditional chemical products require repeated applications, which reduce the long-term effectiveness of such products and have been shown to have adverse environmental effects. The BioJect system reduces the need for repeated chemical product applications--resulting in lower overall product and labor costs--and increases the effectiveness of traditional chemical products. In addition, the Company believes that the use of microbes distributed through the BioJect system provides environmental benefits as compared to chemical product applications by limiting the exposure of humans to chemical products, reducing residual pesticide contaminants in plants and soil, and minimizing groundwater pollution.

        The BioJect system overcomes many of the obstacles that historically have hindered wide-spread use of microbes in the golf and agricultural industries. Biological products generally have been perceived as economically infeasible because of their short shelf life, rapid deterioration upon exposure to light or heat, specialized transportation requirements and need for daily, manual applications. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system preserves and protects the potency of microbes, significantly reduces shipping costs, controls the concentration of product and allows for automated daily application.

        The Company generates recurring revenues by leasing BioJect systems to customers and selling various microbial products for distribution through the system. The Company has entered into technology transfer agreements pursuant to which it has obtained rights to certain microbes for distribution through the BioJect system from leading biotechnology companies such as Mycogen Corporation, Abbott Laboratories and Encore Technologies, Inc. and major universities such as Michigan State University and the University of California, Riverside. The Company currently offers BioJect customers a menu of six microbial products and intends to obtain rights to additional microbes.

HISTORY

        The Company was incorporated under Nebraska law in November 1987. The Company initially marketed a program that developed blended fertilizers and soil amendments to golf courses and to other residential and commercial customers in the Lincoln, Nebraska area. In 1991, the Company decided that it needed a broader strategic vision and, consequently, concentrated on the development of biological inoculation service and nutrient programs. In the next several years, the Company developed its BioJect, ClearLake(R), CleanRack(TM), CalJect(TM) and SoluJect(TM) systems for distribution to the turf maintenance industry.
See Item 1: "Business -- Products."

        As the Company evolved from a product development and market introduction oriented business to a more sales-driven organization, the Company decided to de-emphasize its non-proprietary nutrient and seed business and instead concentrate its resources on the proprietary BioJect, CleanRack, CalJect and SoluJect systems. The Company also established new distributor relationships and expanded its international marketing activities.

STRATEGY

        The Company's strategy is to expand its leadership position in the distribution and sale of microbial products in the golf industry and to leverage its experience in this industry into agricultural crop and ornamental markets.

        Increase Penetration of Golf Markets. The Company currently has an installed base of 344 BioJect systems, 25 SoluJect systems and 6 CalJect systems in the golf market. These BioJect systems are disbursed among 24 states and 7 countries. The Company intends to continue to focus its sales and marketing efforts on increasing the number of installations of its BioJect system and expanding the number of menu items sold to each customer. The Company also intends to utilize its installed base to further increase the volume of sales of distributed products. The Company believes that its strategy of leasing rather than selling BioJect systems promotes a more rapid expansion of its customer base by relieving its customers of having to make substantial capital investments. The Company believes that as it demonstrates the advantages of its proprietary products, the use of biological products in the golf industry will become more widespread and the Company will be well positioned to exploit new market opportunities.

        Establish Nationwide Sales and Distribution Network. Major golf course markets tend to be represented by a single sales organization that controls a significant portion of new product introductions and their subsequent penetrations into golf courses in their regions. This distribution network is highly regionalized and based strongly on individual relationships. The Company has made three acquisitions in regional markets including New England, the Chicago metropolitan area and Southern California. In 1998, the Company expanded its presence in the Midwest as it has acquired Benham Chemical Corporation, a golf and turf products supplier in Michigan and Cannon Turf Supply, Inc., another supplier with operations in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin. The Company intends to acquire additional dealers and distributors, to hire selected personnel and to integrate them into a single sales organization in order to enhance the Company's ability to market and sell its proprietary products, establish itself as a single source supplier to golf courses and increase its penetration into golf markets. The Company believes that this consolidation of golf dealers and distributors also may improve the Company's profitability by allowing the Company to obtain volume discounts from suppliers.

        Expand into Agricultural Markets. The Company currently has an installed base of 25 BioJect systems and 8 CalJect systems in agricultural markets. Although the Company initially has focused on golf applications for the BioJect system, the Company has begun to focus on agricultural crop and ornamental markets. The Company currently is conducting tests of salt remediation products on tomato fields in Mexico and on strawberry fields and avocado and citrus groves in Southern California. The Company's trials on tomato fields in Mexico will be expanded from 3,000 acres in 1997 to 25,000 acres in 1998, and the Company expects to install up to 100 additional BioJect systems and 100 additional CalJect systems on such fields during the 1998 growing season. The Company also is conducting tests with major universities on the effectiveness of its microbial products on certain pathogens found in the avocado and citrus industries. In addition, the Company has begun testing applications for ornamentals such as ferns and cut flowers with Novartis Crop Protection, Inc. If the Company's test programs prove successful, the Company may form strategic partnerships with various companies involved in the sale of products to the agriculture industry in order to jointly market products.

        Increase Number of Microbial Menu Items. In order to maximize the revenues it generates from each BioJect system, the Company intends to expand the selection of microbes it offers to its customers. To this end, the Company has entered into discussions with various leading biotechnology companies and major universities to obtain rights to additional microbes. The Company also has increased its research and development efforts to determine which microbes will be suitable for distribution through the BioJect system.

        Further Develop International Markets. To date, the Company has sold 85 BioJect systems to customers in 6 countries outside the U.S., including 11 BioJect systems in Japan and 7 BioJect systems in Mexico. The Company believes that there is a significant opportunity to further develop its sales in international markets due to increased demand for alternatives to chemical products and heightened environmental awareness. The Company has established formal distribution relationships in Japan, Korea, Australia, Mexico, Canada, Brunei and South Africa. The Company also owns a 51% interest in a South African golf products distribution company. The Company intends to expand its international sales to additional markets, particularly within the Pacific Rim, through independent third party distributors or through joint ventures.

PRODUCTS

        The Company sells proprietary products and distributed products. The Company's proprietary products primarily include its patented BioJect system, its menu of six microbial products, its CalJect and SoluJect systems and certain other proprietary products, including its CleanRack system. The Company discontinued its ClearLake system in 1997. The Company's distributed products consist of traditional fertilizers and pesticides that are distributed through the Company's dealers and distributors.

Proprietary Products

        The Company's proprietary products consist of (i) the BioJect system, which automatically ferments and distributes microbes through irrigation systems, (ii) the CalJect and SoluJect systems, which permit the injection of soil and water amendments into irrigation systems, and (iii) other proprietary products, including the CleanRack system.

        BioJect System

        The BioJect system permits the introduction of microbes into the soil with the required frequency and in a cost-effective and environmentally safe manner. Because biological products are subject to degradation upon exposure to high temperatures, light or long storage periods, the introduction of these microbes into the soil on a regular basis had not been economically feasible prior to the development of the BioJect system. The BioJect system overcomes the traditional problems associated with the introduction of microbes into the soil by fermenting them at the customer's site during the day and then dispensing the microbes into the customer's irrigation system automatically at night. The BioJect system includes fermentation chambers, pumps, injectors and computer controls that coordinate the scale-up of microbial products and their injection into the customer's irrigation system. The BioJect system is equipped with hardware and proprietary software that allows the user to select or pre-program the microbe application rate and time of delivery through its user-friendly control panel. The system also automatically controls the amount of nutrients, dissolved oxygen, temperature and pH of the fermentation chamber to optimize the scale-up of microbial populations from a starter culture.

        The Company believes that its BioJect system will become the preferred distribution vehicle for many microbial products because it is able to overcome the poor shelf life characteristics that have previously prevented biological products from being practical alternatives or complements to chemical products.

        The BioJect system has been designed to apply up to three microbial products at a time. The Company is the sole supplier of all of the consumables (biologicals and media) that are required in its BioJect system, as well as hardware maintenance services. The BioJect system is the Company's primary product, and the Company intends to focus most of its efforts on enhancing the capabilities of and promoting the BioJect system to the golf industry and the expansion of its BioJect system into the agricultural ornamental and crop industries.

        The Company's installed base of BioJect systems has experienced rapid growth in recent years, as shown in the following table:


                                                   DECEMBER 31,
                                   ------------------------------------------
                                   1992   1993   1994    1995    1996    1997
                                   ------------ ------  ------  ------  -----
Cumulative number of installed      13     46     79      171     238    369
  BioJect Systems

        The Company has sold or leased its BioJect system to some of the most famous and notable golf courses in the world, including the following:

   o Aviara Golf Club (CA)                   o Point-O'Woods Country Club (MI)
   o Baltimore Country Club (MD)             o Royal Brunei Golf and Country Club (Brunei)
   o Big Horn Country Club (CA)              o Skokie Country Club (IL)
   o Caledonian Golf Club (Japan)            o Spyglass Hill Golf Club (CA)
   o Congressional Country Club (MD)         o Sun City Resorts -- Gary Player Country Club (S. Africa)
   o John's Island Club (N,W&S) (FL)         o Sun City Resorts -- Lost City Golf Course (S. Africa)
   o Jupiter Hills Club (FL)                 o Tres Vidas Golf Course (Mexico)
   o Leopard Creek Golf Course (S. Africa)   o Westchester Country Club (NY)
   o Merion Golf Club (PA)                   o Monterey Peninsula Country Club (CA)
   o North Shore Country Club (IL)           o Winged Foot Golf Club (NY)
   o Pelican Hill Golf Club (CA)


        The Company offers a menu of six microbial products that can be delivered through its BioJect system. The BioJect system has evolved from delivering only bacteria of the Bascillus family to delivering a variety of microbial products. The Company licenses and/or acquires such microbes from universities and corporations. These products appear on the Company's BioJect menu and complement or reduce the need for many chemical fungicides, herbicides, insecticides and fertilizers. The consumable product in each menu item is generally a microbe, and each microbe is cultured in the BioJect system under a proprietary formula. Different microbes are used for different applications because their mode of action and performance characteristics.

        Set forth below is a table showing the name of each of the Company's microbial products, the Company's rights to the microbe, the source of the microbe and the application for each microbe.

   ---------------------------------------------------------------------------------------------
       MICROBE NAME              SOURCE              COMPANY'S RIGHTS              USE
   ---------------------------------------------------------------------------------------------

     Bascillus Spp.       Chr. Hansen, Inc.        Public domain          Improves soil
                                                                          porosity to enhance
                                                                          plant growth
   ---------------------------------------------------------------------------------------------

     Azospirillum         Encore Technologies,     Exclusive worldwide    Converts atmospheric
                          Inc. ("Encore")          license for use        nitrogen into plant
                                                   through the BioJect    available form;
                                                   system                 enhances root and
                                                                          top growth of plants
   ---------------------------------------------------------------------------------------------

     Cellulomonas Sps.    Encore                   Public Domain          Helps reduce thatch
                                                                          layer to enhance
                                                                          turf growth
   ---------------------------------------------------------------------------------------------

     Pseudomonas          Encore/Michigan          Assignment of          Promotes organic
     aurefaciens TX-1     State University         rights granted to      matter degradation
     ("TX-1")                                      Encore under           and other activities
                                                   exclusive worldwide    in the soil and turf
                                                   license from           environment that
                                                   Michigan State         minimizes the
                                                   University             conditions
                                                                          conductive to the
                                                                          development of
                                                                          certain turfgrass
                                                                          diseases
   ---------------------------------------------------------------------------------------------

     Bascillus            Abbott Laboratories      Non-exclusive          Biological
     thuringiensis                                 distribution rights    insecticide for the
     (DiPel 2x)                                                           control of armyworms
                                                                          and sod webworms in
                                                                          turf (EPA Reg. No.
                                                                          275-37)
   ---------------------------------------------------------------------------------------------

     Xanthomonas          Mycogen                  Option through         Research
     campestris           Corporation/Michigan     November 1, 1998 to    Authorization and
                          State University         acquire rights         application for
                                                   granted to Mycogen     Experimental Use
                                                   under exclusive        Permit as a
                                                   worldwide license      selective
                                                   from Michigan State    postemergent
                                                   University             biological control
                                                                          of Poa annua
   ---------------------------------------------------------------------------------------------

   The Company has obtained exclusive rights to several microbes pursuant to a license and supply agreement with Encore and certain assignments of intellectual property made by Encore to the Company. The license and supply agreement provides for an exclusive, worldwide, royalty-free license to use, sell and distribute Azospirillum brasilense Cd for application through the BioJect system. In addition, Encore has assigned to the Company all of Encore's rights to media (proprietary material formulations used to promote fermentation and multiplication of microbial products in the BioJect system) and rights to Pseudomonas aureofaciens TX-1 that Encore obtained under a license agreement with Michigan State University. Under the license and supply agreement with Encore, Encore is obligated to produce cultures of microbial products suitable for fermentation in BioJect systems ("Inoculum"), and the Company has agreed to purchase certain minimum amounts of Inoculum from Encore.

        To increase the menu of items for use in its BioJect system, the Company intends to enter into additional licensing agreements with leading biotechnology companies and major universities once new microbial products have been proven effective. To meet the technical challenges associated with the task of optimizing the scale-up of these distinct microbes within the BioJect system and distributing them within the irrigation cycle, the Company has entered into research and development agreements with companies specializing in the fermentation of microbes. The Company also intends to bring more technical expertise in-house in order to evaluate new microbial products, maximize the value of its programs and gain more expertise in the area of registration and labeling requirements.

        CalJect and SoluJect Systems

        The Company's CalJect system permits the injection of soluble soil and water amendments into irrigation systems. The Company's SoluJect system performs the same function as the CalJect System and is installed principally at golf courses because of the SoluJect system's smaller tank size. The Company has developed ESSI Soluble Gypsum, a soil amendment, specifically for distribution through the CalJect and SoluJect systems. ESSI Soluble Gypsum combats water salinity, soil alkalinity and bicarbonate problems most often encountered by golf courses and growers in the western United States and Mexico. The Company believes that use of the CalJect and SoluJect systems and ESSI Soluble Gypsum can reduce golf courses' and growers' water consumption and improve turf quality and crop yields. At December 31, 1997 the Company had an installed base of 39 CalJect systems.

        As golf courses and growers irrigate with poor quality water, salts accumulate in their soils. These salts damage soil and roots, reducing turf quality and crop yields. The Company believes that approximately 20% of water used on golf courses in the western United States is used to leach the excess salt that accumulates in the soil. Eliminating the need for such extra water could mean significant savings for such golf courses. In addition, alkaline soils typically found in the western United States and Mexico harm turf and crops by stressing roots, blocking nutrient uptake and impeding water infiltration. The CalJect and SoluJect systems provide for automatic application of water and soil amendments through irrigation systems to address such problems.

        The CalJect and SoluJect systems convert the Company's water and soil amendment products, including ESSI Soluble Gypsum, into solution form and inject them into an irrigation system. The Company designs and implements a customized CalJect or SoluJect program for each of its customers based on soil and water test results. The Company monitors the success of each program and prepares a soil and water analysis for each customer. Independent consultants make on-going recommendations based on the results of such analyses.

        Other Proprietary Products

        The Company also offers the CleanRack system, an equipment wash rack and water treatment system that reclaims contaminated equipment wash water, making it suitable for recycling or discharge. The Company's CleanRack system cleans the water that is typically used to wash golf course equipment and recycles it for use. If the water is reused without treatment, it often contributes to mechanical breakdowns and can pose serious health risks to those with whom it comes into contact. The CleanRack system is designed to decontaminate wash water so that it complies with applicable state and federal environmental and safety regulations and is suitable for discharge or can be safely recycled. During 1997, the Company discontinued sales of its ClearLake system, a pond and lake restoration system. The ClearLake system is a patented system that is designed to improve the aesthetics and water quality of water used for both irrigation and ornamental ponds and lakes.

Distributed Products

        In addition to the proprietary products described above, the Company also sells a complete line of traditional chemical fertilizers and pesticides and other turf maintenance products through the dealers and distributors owned by the Company. In order to meet all of its customer's turf maintenance needs, the Company's distributors keep in stock an inventory of branded pesticides, fertilizers, seed, and other necessary products from many agricultural manufacturers. Such products include fertilizers from Lebanon Chemical Corporation, The Doggett Corp., Growth Products Ltd., Plant Marvel Laboratories, Inc., The Anderson's, Vicksburg Chemical Company, IMC Vigoro and pesticides from Bayer Corporation, Novartis Corporation, PBI Gordon Corporation, Kincaid Enterprises, Rhone-Poulenc AG Company and Rohm and Haas Company.

SALES AND DISTRIBUTION

        Since May 1996, the Company has focused on establishing sales and distribution capabilities by acquiring independent turf products dealers and distributors and integrating them into a single, nationwide sales organization to promote sales of the Company's BioJect and CalJect/SoluJect systems to golf courses. To date, the Company has acquired three independent golf product distributors, which are located in New England, the Chicago metropolitan area and the Palm Springs area. The Company also has hired sales and other key personnel to establish a regional presence in Southern California and Pennsylvania. Since December 31, 1997, the Company has acquired Benham Chemical Corporation, a golf and turf products supplier with operations in Michigan, and Cannon Turf Supply Inc., a golf and turf products supplier with operations in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin and entered into an agreement in principle, subject to due diligence and final closing conditions, to acquire Agricultural Supply, Inc., a distributor of micro irrigation products in Southern California and Mexico. The Company currently has 49 sales and marketing personnel divided among three sales regions covering the eastern, midwestern and western parts of the United States. Each region has its own general manager responsible for maintaining customer satisfaction and expanding the Company's customer base.

Distribution to Golf Markets

        In general, major golf course markets are represented by a single sales organization that controls a significant portion of new product introductions and their subsequent penetrations into golf courses in their regions. Prior to the Company's initial dealer acquisitions in May 1996, the Company sold its proprietary products primarily through direct sales efforts and relationships with certain regional dealers. By expanding its distribution capabilities using full-service turf products dealers, the Company has been able to leverage existing distributor relationships to more effectively sell its proprietary systems.

        In early 1996, the Company initiated its strategy of consolidating its golf distribution network through acquiring independent products distributors and hiring key sales personnel. On May 31, 1996, the Company acquired Turf Products, Ltd. ("Turf Products"), a Chicago-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout the greater Chicago metropolitan area, and Turf Specialty, Inc. ("Turf Specialty"), a New Hampshire-based company that markets and sells similar products to golf courses and municipalities throughout the New England region. On February 19, 1997, the Company acquired substantially all of the assets of Turfmakers, Inc. ("Turfmakers"), a turf products distributor in the Palm Springs area. Turf Products, Turf Specialty and Turfmakers are established in the turf maintenance industry for golf course markets in the greater Chicago, New England and Palm Springs areas, respectively. While other dealers in these markets generally compete for market share through aggressive pricing, the Company has adopted a value-added, customer service focus, which is essential for introducing technologically-advanced, proprietary products such as the BioJect system.

        The Company expects to increase its market penetration in the geographic areas served by its dealers and distributors by hiring additional sales personnel as well as opening satellite warehouses to serve new customers. In February 1997, the Company hired sales people and related personnel in San Diego and established a distribution operation in Southern California. In March 1997, the Company hired six sales people in Pennsylvania, enabling the Company to penetrate that market.

        The Company currently is exploring the possibility of acquiring additional distributors and making additional strategic hires in areas of the United States not currently serviced by the Company. When reviewing an acquisition candidate, the Company looks for the following characteristics: (i) strength of the candidate's management team and sales ability; (ii) the geographic location of the candidate; (iii) the products sold by the candidate; and (iv) the profitability of the candidate's business. In most cases, the Company seeks to keep the candidate's management in place for a period of time.

        The Company believes that the establishment of the Company's regional sales and distribution network will offer several benefits to the Company, including (i) improved profitability due to increased sales of proprietary products; (ii) improved overall financial results due to consolidated operations; (iii) increased margins through volume discounts; and (iv) increased visibility in golf markets and greater credibility in larger markets such as the agricultural crop and ornamental industries.

        Although the Company has shifted its focus to expanding sales through the Company's acquired dealers and distributors, the Company maintains relationships with seven independent distributors. The Company supplements the sales efforts of its acquired distributors, other regional distributors and its direct sales force through seminars given by members of the Company's Scientific Advisory Board on the benefits and efficacy of microbial products.

Distribution to Agricultural Markets

        The Company currently has an installed base of 25 BioJect systems and 8 CalJect systems in agricultural markets. Although the Company initially focused on turf applications for the BioJect system, the Company is now focusing on agricultural crop and ornamental markets. The Company currently has four full time sales people dedicated to agricultural markets.

RESEARCH AND DEVELOPMENT

        The Company has not engaged in its own research and development with respect to the discovery of microbial products. Instead, the Company has obtained rights to microbial products that have been proven effective for applications in the turf maintenance and agricultural crop and ornamental industries. Much of the Company's in-house research and development effort is targeted at determining which microbes will be suitable for distribution through the BioJect system and the engineering of the fermentation and product delivery features of the BioJect system. The Company spent approximately $475,000 and $268,912 on research and development for the years ended December 31, 1996 and December 31, 1997, respectively. The Company believes its strategic objectives can best be met by combining its in-house product development efforts with the licensing of technology and the establishment of research collaborations with scientists at academic institutions and at companies working in related fields.

GOVERNMENT REGULATION

        The Company is subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. To date, with the exception of its bascillus thuringiensis product which is a registered pesticide with the Environmental Protection Agency ("EPA"), the Company has marketed its microbial products as soil inoculants. The Company believes future sales will be strengthened if the Company can secure approval of individual microbes as pesticides.

        In most countries, governmental authorities require registration of pesticides before sales are allowed. In the United States, the EPA regulates pesticides under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides are also regulated by the individual states such as California which has its own extensive registration requirements. In order to market pesticide products outside the United States, the Company must receive regulatory approval from the authorities of each applicable jurisdiction. In addition, the EPA under the Federal Food, Drug and Cosmetic Act ("FFDCA") establishes standards for residues in food to protect health.

        Detailed and complex procedures must be followed in order to obtain approvals under FIFRA to develop and commercialize a pesticide product. A separate registration application must be submitted to the EPA for each microbial product. Evaluation data for the registration include, but may not be limited to, non-target organism testing, environmental data, product analysis and residue chemistry, and toxicology (hazards to human beings and domestic animals).

        The EPA has established reduced testing requirements for registration of microbial pesticides, which are set out in Subdivision M of the EPA's Pesticide Assessment Guidelines. Microbial pesticides are currently subject to a three-tier toxicology testing procedure, and a four-tier environmental evaluation process. If results of toxicology and environmental Tier 1 tests do not suggest health and safety concerns, then subsequent tier testing is not required. Additional tests may be required, however, in response to any questions which may arise during any tier of testing. Registration of the Company's pesticidal products may take between twelve months and five years including the time necessary for collection of the necessary product data. If only Tier 1 testing is required, the cost of registration is typically less than $500,000. In contrast, synthetic chemical pesticides require much more extensive toxicology and environmental testing to verify product safety prior to receiving registration, which the Company estimates can take a total of five to seven years or longer and can cost $5 to $10 million or more.

        In July 1992, the EPA announced its "Reduced Risk Pesticide Policy" initiative and is in the process of developing criteria for streamlining the regulatory process. In June 1993, the Clinton Administration announced its commitment to reduce the use of pesticides and promote sustainable agriculture in the United States. The EPA, the United States Department of Agriculture (the "USDA") and the Food and Drug Administration (the "FDA") are all considering regulatory reforms. In testimony before Congress on September 21, 1993, the administrators of the USDA, the FDA and EPA stated their intentions to work jointly to reduce risk associated with pesticides and to facilitate the availability of alternative effective pest control products. These policy initiatives and legislative reviews could in the future accelerate the registration of biopesticides meeting "reduced risk" criteria, but there can be no assurance of the impact or timing of these initiatives.

        FIFRA allows laboratory and greenhouse testing and, usually, small-scale field testing to be conducted prior to product registration, to evaluate product efficacy and to gather data necessary to support an application. An Experimental Use Permit ("EUP") must be obtained from the EPA to conduct large-scale field testing prior to product registration. An EUP is required for testing in one or more land sites greater than ten cumulative acres. Issuance of an EUP normally requires satisfactory completion of certain toxicology and environmental studies. Field testing of certain microbial agents may require the approval of the Animal and Plant Health Inspection Service ("APHIS"), an office of the USDA. APHIS approvals are granted on a site specific basis, and additional state approvals may also be required.

        With the exception of its bascillus thuringiensis product which has been registered with the EPA by the Company's licensor, the Company has not received approvals for the use of any of its products as pesticides. The Company is currently testing its Xanthomonas product that it intends to market as a pesticide, has applied for an EUP and expects to apply for formal approval by the EPA and certain state authorities in the future.

        For marketing and use of its products outside the United States, the Company will be subject to foreign regulatory requirements. Such requirements vary widely from country to country. In some instances foreign government approval may require different or additional testing data than that required by the EPA. Failure to achieve such registration would prevent the Company from marketing its unregistered products as pesticides in those jurisdictions where approval is not granted. While the Company exports certain of its microbial products outside the United States, it does not currently market any of its products as pesticides in any foreign countries.

        In addition, the Company is currently subject to the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. From time to time, governmental authorities review the need for additional laws and regulations for pesticide products that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. See " -- Factors That Could Affect Future Performance -- Government Regulation."

PATENTS AND PROPRIETARY RIGHTS

   The Company's success is dependent in large measure upon its ability to obtain patent protection for its products and to maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained and is seeking additional U.S. and foreign patents covering both the process of automatically inoculating irrigation water with biological products and the equipment, namely the BioJect system, used in such process. Specifically, in 1993 the Company was granted two U.S. patents that relate to the inoculation process and the related equipment. In 1995, the Company was granted an additional patent relating to the automatic inoculation of irrigation water through the use of a BioJect system designed to "cleanse" itself so that it may grow, culture and dispense distinct microbes or combinations of microbes on a daily basis. The 1995 patent also expanded the scope of the invention to include irrigation systems covering all types of vegetation, in addition to turf. In August 1995, the Company submitted another patent application that covers a system that is designed to grow and inject distinct microorganisms or combinations of microorganisms selected on a preprogrammed basis. This application is still pending.

        In addition to the patent applications described above, the Company has registered or applied for registration of a number of trademarks used in its business, and has obtained registered trademarks for the names including the registration of its trade name "BioJect." The Company also relies on trade secrets and proprietary know-how. See " -- Factors That Could Affect Future Performance -- Patents, Proprietary Technology and Licenses."

MANUFACTURING AND SUPPLY

        A majority of the parts and components utilized in the BioJect, CalJect and SoluJect systems are standardized industrial components. The computer controls and the fermentation tank used in the BioJect system are designed and manufactured to Company specifications by third parties. The Company has no contracts for supply of parts and components used in its systems. Instead, the Company submits purchase orders for such items as needed. Parts and components are shipped directly to the Company's third-party assemblers for assembly and testing, and the Company's product management team oversees the assembly and testing process. The completed BioJect, CalJect and SoluJect systems are shipped by the assemblers to the Company's distributors or directly to customers. The Company believes that it is not dependent on any single manufacturer or source of supply.

        The Company has established relationships with third party fermentation specialists that prepare base cultures of microbes for fermentation and distribution through the BioJect system. The Company maintains starter cultures for each of its microbes to use for ongoing testing purposes and as a backup culture supply.

        The Company obtains distributed products directly from manufacturers. The Company does not have any long-term distribution agreements with distributed product manufacturers. The Company maintains an inventory of distributed products and submits purchase orders on an as-needed basis. The Company is an approved distributor for various well-known pesticide, fertilizer and seed manufacturers, including IMC Vigoro, Bayer Corporation, Novartis Corporation and Rhone-Poulenc AG Company.

COMPETITION

        The Company's principal competitors with respect to its primary products are described below:

BioJect System

        The Company's BioJect system competes against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems, and the direct, manual application of cultured microbial products. Although the Company believes that none of its competitors offers an automated means of regularly applying microbial products to turf and crops in an effective manner, many of the Company's competitors have substantially greater financial, technical and personnel resources than the Company and include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, O.M. Scotts & Sons, Inc., Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. The Company competes against traditional technologies on the basis of its delivery mechanism and bioaugmentation expertise. An important factor in the long-term competitiveness of the BioJect system may be the timing of and extent of the Company's penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. Such timing will be based on the effectiveness with which the Company or the competition can complete product testing and approval processes and supply quantities of its products to market. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

CalJect System and SoluJect System

        The CalJect and SoluJect systems compete against a number of products for applying gypsum onto soil to improve water penetration through soil. At least one of the Company's competitors in the market for gypsum distribution, Soil Solutions Corporation ("Soil Solutions"), has greater name recognition in the soil amendments market and has significantly more installed units. Soil Solutions' machine, like the Company's CalJect and SoluJect systems, injects gypsum directly into customers' irrigation systems. Competition among gypsum distribution products is based on, among other things, cost, name recognition, product effectiveness and reliability.

Distributed Products

        In markets for distributed products, the Company competes against distributors of traditional chemical products. Many of these competitors have substantially greater financial, technical and personnel resources than the Company and include such well-established companies as Lesco, Inc., Terra Companies, Inc., Con-Agra, Inc. and Wilbur-Ellis Company. The Company competes on the basis of price, name recognition, convenience and customer service with distributors of traditional chemical products. See " -- Factors That Could Affect Future Performance -- Competition."

PERSONNEL

        As of December 31, 1997, the Company had 126 full-time employees, consisting of ten in general management, 38 in sales and marketing, 41 in customer service, four in research and development, and 33 in finance and general administrative activities. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced work stoppages and believes that it maintains good relations with its employees.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

        Accumulated Deficit; Historical Operating Losses. At December 31, 1997, the Company had an accumulated deficit of $14.0 million. The Company's income before interest, depreciation and amortization for the year ended December 31, 1997 was $803,000. The Company generated income from operations for the first time during the quarters ended June 30, 1997 and September 30, 1997. There can be no assurance that the Company can sustain such profitability. Prior to the quarter ended June 30, 1997, the Company historically experienced losses due to significant expenditures for product development, sales, marketing, administrative and U.S. patent protection expenses, as well as amortization costs associated with the Company's recent dealer acquisitions. See Item 6:
"Management's Discussion and Analysis of Financial Condition and Results of Operation" and Item 7: "Financial Statements."

        Expansion into New Markets. Although sales of certain of the Company's proprietary products are increasing, such products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that the Company's efforts to market its proprietary products to agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established, or that the Company's intended customers will purchase the Company's systems and products instead of competing products. Failure to obtain significant customer satisfaction or market share would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 6:
"Management's Discussion and Analysis of Financial Condition and Results of Operation."

        Management of Growth. The Company has experienced significant growth. Such growth has placed, and will continue to place, significant strain on the Company's resources. The Company's ability to manage future growth, should it occur, will require it to implement and continually expand operational and financial systems, recruit additional employees and train and manage both current and new employees. In particular, the Company's success depends in large part on its ability to attract and retain qualified technical, sales, financial and management personnel. The Company faces competition for such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed.

        Establishment of Sales and Distribution Capabilities. Distribution and sales of the Company's products have occurred through distributors and dealers acquired by the Company and through independent dealers and distributors. In 1996, the Company initiated its strategy of establishing a nationwide distribution system for its turf products through the acquisition of various independent dealers and distributors and the hiring of selected sales personnel. This strategy has required and is expected to continue to require significant capital outlays and, due to the generally lower margins associated with those dealers' existing products, likely will have the effect of lowering the Company's gross profit margins. Achieving the anticipated benefits of such acquisitions will depend on a variety of factors, including whether the integration of such dealers and distributors with the Company's organization can be accomplished in an efficient and effective manner and whether the acquired sales force can effectively sell the Company's proprietary products. Any failure to identify future hires or acquisition candidates properly, any large expenditures on acquisitions that prove to be unprofitable, or any difficulties encountered by the Company in selling its proprietary products through the existing distribution system could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has in the past, and expects in the future, to continue to acquire companies in part through the issuance of Common Stock. The issuance of additional shares of Common Stock in connection with future acquisitions could result in dilution to existing shareholders.

        Future Additional Capital Requirements; No Assurance Future Capital Will Be Available. The continuing commercialization of the Company's products requires the commitment of significant capital expenditures. The Company believes it will have sufficient resources to finance its operations and future growth for at least the next twelve months, but no assurance can be given in that regard. The Company anticipates that it will require additional funds to support the rigorous testing and other costs of obtaining government approval and for the marketing of its products for agricultural applications. The Company anticipates that it will seek to obtain additional funds in the future through public or private equity or debt financing, collaborative or other arrangements with corporate partners or from other sources. There can be no assurance that such additional financing can be obtained on desirable terms, if at all. If additional funds are not available, the Company may be required to curtail its operations and marketing efforts in certain geographic areas or for one or more of its product lines. Although the Company has established a line of credit with Imperial Bank, there can be no assurance that the Company will be able to renew its line of credit on acceptable terms or to increase such line if additional financing is required. See Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

        Patents, Proprietary Technology and Licenses. The Company's success will depend in large measure upon its ability to obtain and enforce patent protection for its proprietary products, maintain confidentiality of its trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. The Company has been granted three U.S. patents for the technology relating to the BioJect system and has filed one other U.S. patent application covering modifications to the BioJect system. The Company does not have foreign patent protection with respect to the claims covered by its two initial U.S. patents granted in 1993, and the Company is precluded from obtaining such foreign rights due to the expiration of the period for filing such claims. However, in connection with a U.S. patent granted in 1995 and a U.S. application filed later that year that still is pending, the Company has applied for foreign patent protection with respect to the BioJect system in selected countries. In addition, the Company has registered a number of trademarks used in its business, including "BioJect," and "ClearLake," and has applied for registration of a number of additional trademarks. The Company also relies on trade secrets and proprietary know-how. The Company generally enters into confidentiality and nondisclosure agreements with its employees and consultants and generally controls access to and distribution of its documentation and other proprietary information.

        Despite the precautions described above, it may be possible for a third party to copy or otherwise use the Company's products or technology without authorization, or to develop similar products or technology independently. There can be no assurance that the Company's patent or trademark applications will be granted, that its means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or competing products. Furthermore, although the Company is not aware of any infringement of any proprietary rights of others, there can be no assurance that the Company is not infringing other parties' rights. If any of the Company's patents are infringed upon or if a third party alleges that the Company violates its proprietary rights, the Company may not have sufficient resources to prosecute a lawsuit to defend its rights. In addition, an adverse determination in any litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties or prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company prevailed in litigation to protect its intellectual property rights, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

        Lack of Manufacturing Capability; Dependence on Contract Manufacturers and Suppliers. The Company currently does not have any manufacturing capability and must rely on third parties to manufacture its products and components. The Company has more than one supplier for the manufacture of most of its products and components; however, some are being obtained from only one source. Although the Company believes that it will be able to contract production with alternate suppliers, there can be no assurance that this will be the case or that the need to contract with additional suppliers will not delay the Company's ability to have its products and components manufactured. There can be no assurance that existing or future manufacturers will meet the Company's requirements for quality, quantity and timeliness, and any such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

        No Assurance that Rights to Additional Microbial Products Will Be Acquired. The Company plans to obtain the rights to additional microbial products. The Company currently does not engage in its own research and development with respect to the discovery of microbial products, but instead licenses or acquires rights to microbial products discovered by others. Although the Company is actively seeking to obtain licenses for or otherwise acquire rights to additional microbial products, there can be no assurance that the Company will be successful in obtaining any such rights on terms acceptable to the Company, if at all. The failure of the Company to acquire rights to additional products could have a material adverse effect on the Company's business, financial condition and results of operations.

        Product Liability Claims and Uninsured Risks. The Company may be exposed to product liability or environmental liability resulting from the commercial use of its products. The Company currently carries liability insurance, which covers, among other things, product liability and environmental liability. A product liability, environmental or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has obtained insurance of such types and in such amounts as it believes to be adequate and customary for similarly situated firms in its business, including casualty insurance and workers' compensation insurance. However, there are risks not normally covered by insurance over which the Company has no control and that could result in the Company incurring losses not covered by insurance. Consequently, there can be no assurance that any losses will be covered by insurance, that any covered losses will be fully insured against or that any claim by the Company will be approved for payment by the insurer.

        Environmental Liability. The federal government and some states have laws imposing liability on certain parties for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. The Company is also subject to certain other federal environmental laws, including the National Environmental Policy Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and their state equivalents and may be subject to other present and potential future federal, state or local regulations. As noted above, the Company maintains insurance for environmental claims which might result from the release of its products into the environment, but there can be no assurance that any losses covered by insurance will be adequately covered. Thus, a claim for environmental liability could have a material adverse effect on the Company's business, financial condition and results of operations.

        Government Regulation. The Company is subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. The Company's current products are subject to regulation by the EPA, the FDA and by certain state environmental and agricultural departments. To date, with the exception of its bascillus thuringiensis product, which is an EPA registered pesticide, the Company has marketed its microbes as soil inoculants. The Company believes future sales will be strengthened if the Company can secure EPA approval of other individual microbes as pesticides. In order to market a microbe as a pesticide, the Company must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. Registration of the Company's microbial products as pesticides likely will be a lengthy and expensive process that may or may not result in EPA approval. Without the desired EPA approvals, the Company will not be able to market such unregistered microbes as pesticides, and the Company's sales efforts will be limited to discussions of the soil inoculant features of the microbe. If the EPA determines that a microbial product has no significant commercially valuable use other use than as a pesticide, however, the Company will be precluded from selling the product entirely unless it is approved by the EPA.

        In addition, if a microbe is sold as a pesticide for use on crops, the Company must also seek to have a tolerance level set by the EPA which would define the acceptable limit on the amount of microbes that could be present on a given raw agricultural commodity (food crop) at the time of harvest. The Company also may petition the EPA for tolerance exemptions that would not limit the residues of the microbial products on crops. If the EPA does not issue a tolerance exemption, the Company would be required to obtain a separate tolerance for each food product on which it intends to make its microbial pesticides available for use. As a result, the Company would incur costly application fees for each tolerance. There can be no assurance that the Company will be successful in seeking such tolerances or tolerance exemptions, and any failure to obtain such status which would prevent the Company from selling microbes as pesticides for use on crops.

        The Company may be subject to regulation in foreign countries. Compliance with such requirements likely would result in additional cost to the Company and delays in introducing the Company's products in such foreign countries.

        Compliance with EPA and state environmental regulations as well as other laws and regulations will increase the costs and time necessary to allow the Company to operate successfully and may affect the Company in other ways not currently foreseeable. In addition, more stringent requirements for regulation or environmental controls may be imposed, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Competition. The BioJect system competes against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems, and the direct, manual application of cultured microbial products. Although the Company believes that none of its competitors offers an automated means of regularly applying microbial products to turf and crops in an effective manner, many of the

Company's competitors have substantially greater financial, technical and personnel resources than the Company and include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, O.M. Scotts & Sons, Inc., Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. The Company competes against traditional technologies on the basis of its delivery mechanism and bioaugmentation expertise. An important factor in the long-term competitiveness of the BioJect system may be the timing and extent of the Company's penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. Such timing will be based on the effectiveness with which the Company or the competition can complete product testing and approval processes and supply quantities of its products to market. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

        The CalJect and SoluJect systems compete against a number of companies that have developed products for applying gypsum onto soil to improve water penetration through soil. At least one of the Company's competitors in the market for gypsum distribution, Soil Solutions, has greater name recognition in the soil amendments market and has significantly more installed units. Soil Solutions' machine, like the Company's CalJect and SoluJect systems, injects gypsum directly into customers' irrigation systems. Competition among gypsum distribution products is based on, among other things, cost, name recognition, product effectiveness and reliability.

        In markets for traditional chemical products, the Company competes against well-established distributors of such products. Many of these competitors have substantially greater financial, technical and personnel resources than the Company and include such companies as Lesco, Inc., Terra Companies, Inc., Con-Agra, Inc. and Wilbur-Ellis Company. The Company competes on the basis of price, name recognition, convenience and customer service with distributors of traditional chemical products.

        Dependence on the Market for Golf. Golf participation has increased significantly since 1970. Although the Company believes that golf markets will continue to grow, a decrease in the number of golfers, their rates of participation or in consumer spending on golf could have a material adverse effect on the Company's golf course customers and, in turn, on the Company. Specifically, the success of efforts to attract and retain members at private country clubs and the number of rounds played at public golf courses historically have been dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In addition, the construction of additional golf courses is dependent upon growth in the number of golfers. If customer tastes or economic conditions cause golf courses to reduce their budgets or slow the development of additional golf courses, the Company may see a correlative decrease in sales of the BioJect system and its other products.

        Possible Volatility of Stock Price. The Common Stock currently is quoted on the Nasdaq National Market. The market price of the Common Stock could be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock. In addition, in the event the listing of the Common Stock were discontinued for any reason, the liquidity and price of the Common Stock would be adversely affected. See Item 5: "Market for Registrant's Common Equity and Related Shareholder Matters."

        Quarterly Fluctuations in the Company's Results of Operations. The Company's operating results vary from quarter to quarter as a result of seasonality and various factors. Virtually all of the Company's customers are located in the Northern Hemisphere and purchase greater quantities of microbes and distributed products during the spring, summer and fall months. As a result of low customer activity during the winter, the Company typically markets the BioJect system during the fourth and first quarters. As a result of these marketing efforts, the Company typically receives orders during the first and second quarters and installs BioJect systems during the second and third quarters. BioJect lease and installation revenues are recognized as payments come due under the related contracts. Because of this sales cycle, the Company expects to recognize a significant portion of its revenues during its second and third quarters. Operating expenses have tended to be independent of the quarterly sales cycle. As a result, operating expenses generally represent a higher percentage of sales in the first and fourth quarters as compared to the second or third quarters, and the Company may experience losses in the first and fourth quarters. Accordingly, results for any quarter are not necessarily indicative of results for any future period. The sales cycle for the BioJect system also makes it difficult to predict the number of BioJect systems that will be leased and the quantity of microbial product sales that will be sold until orders are received by the Company during the first half of the year. Sales of the Company's products also depend to some extent on the severity of weather patterns in the geographic areas served by the Company. Given these factors, it is difficult for the Company to accurately predict the level of demand for its products. See Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        Dependence on Key Personnel. The Company is dependent upon the active participation of William B. Adams, its Chairman of the Board and Chief Executive Officer, and Douglas M. Gloff, its President. The loss of the services of either of these individuals could have a material adverse effect upon the Company's business, financial condition and results of operations. Each of Messrs. Adams and Gloff has entered into an employment agreement with the Company which provides for his continued employment with the Company through September 1998. The Company does not have key person life insurance on any of its key employees.

        Control by Principal Shareholders. As of December 31, 1997, the current principal shareholders and management of the Company owned more than 25% of the outstanding shares of Common Stock of the Company, assuming the exercise of all outstanding options and warrants held by them and no exercise of options or warrants held by others. Accordingly, even though the Company currently has cumulative voting, the current principal shareholders and management, if voting in concert, may have the ability to effectively control the election of a majority of the directors of the Company or any other major decisions involving the Company or its assets.

        Outstanding Warrants and Options. As of December 31, 1997, there were 5,478,204 shares of Common Stock subject to issuance pursuant to options and warrants issued by the Company. Holders of warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the warrants and options. While the warrants and options are outstanding, they may adversely affect the terms on which the Company can obtain additional capital.

        Undesignated Preferred Stock; Antitakeover Provisions. The Board of Directors is authorized, without any action by the Company's shareholders, to issue up to 5,000,000 shares of authorized but undesignated preferred stock and to fix the powers, preferences, rights and limitations of any such preferred stock or any class or series thereof. Persons acquiring preferred stock could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. This ability of the Board would permit the Company to adopt a shareholders' rights plan or to take other action that could deter a hostile takeover of the Company, entrench the Board of Directors or deter an unsolicited tender offer. In addition, certain provisions of the Company's Amended and Restated Articles of Incorporation, including provisions creating a staggered board of directors, and certain provisions of Nebraska law, including the Nebraska Shareholders Protection Act, could have the effect of deterring or delaying a takeover or other change in control of the Company, could deny shareholders the receipt of a premium on their Common Stock and could have a depressive effect on the market price of the Company's Common Stock.

        No Dividends. The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying dividends by the terms of a loan agreement between the Company and Imperial Bank. The Company intends to retain any earnings for use in the operation and expansion of its business. See Item 5: "Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2.  PROPERTIES

        The Company's headquarters consist of 21,000 square feet located in San Diego, California. The Company currently leases this building for warehouse, sales and marketing, product development and administrative purposes. The Company's lease for such space provides for base lease payments of $14,284 per month, plus operating expenses, and expires in October 1999. The Company currently is negotiating a new lease to replace the Company's current office and warehouse space in San Diego. The Company does not own any real property.

        The Company's Florida subsidiary, Eco Soil Systems, Inc. (Florida), occupies 5,000 square feet of office and warehouse space. Aspen Consulting, Inc. ("Aspen") leases 2,145 square feet in San Diego, California and 1,245 square feet in Phoenix, Arizona. The sales organizations recently acquired, Turf Products, Turf Specialty and Turfmakers, each have office and warehouse space. Turf Products leases 6,500 square feet in Chicago, Turf Specialty leases 10,000 square feet in northern New Hampshire, 10,000 square feet in York, Pennsylvania and 4,500 square feet in Gibsonia, Pennsylvania, and Turfmakers leases 14,128 square feet in Palm Desert, California. Management believes that the properties leased by the Company and its subsidiaries are generally in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not a party to any material pending legal proceedings and is not aware of any material proceedings that are contemplated by any third party or governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On November 17, 1997, the Company held a Special Meeting of Shareholders. Notice of the Special Meeting and a Proxy Statement were submitted to Shareholders of record as of October 22, 1997. At the Special Meeting, shareholders were asked to vote on the following proposals:

   1. To approve amendment to and restatement of the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 25,000,000.

        At the meeting on November 17, 1997, the following results of shareholder votes were recorded:

   PROPOSAL 1

        To approve amendment to and restatement of the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 25,000,000.

               For         6,293,087
               Against         4,100
               Abstain             0

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, $.005 par value per share, trades on The Nasdaq National Market under the symbol "ESSI." From January 16, 1997, the date of the Company's initial public offering, to December 3, 1997 the Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol "ESSI." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap Market for the period from January 1, 1997 to December 3, 1997 and the Nasdaq National Market for the period thereafter.

                                                HIGH      LOW
                                               -------   ------
         1997
          1st Quarter (from January 16, 1997)  6 15/16   4 3/16
          2nd Quarter                          6 1/4     3
          3rd Quarter                          8         5 9/16
          4th Quarter                          7 3/16    4 3/4

        As of March 16, 1998 there were approximately 15,557,538 shares of Common Stock outstanding held by approximately 293 holders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

        The Company develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop problems in the golf and agricultural industries. The Company's principal products include proprietary products and distributed products. The Company's proprietary products include its patented BioJect system and its CalJect and SoluJect systems, as well as its CleanRack system. The Company's distributed products consist of traditional fertilizers and pesticides that are distributed through the Company's dealers and distributors.

        The Company significantly changed its focus and product mix after it moved its headquarters to San Diego from Nebraska in 1991. In 1991, a significant portion of the Company's revenues were generated by the sale of products which included fertilizer, nutrient and seed sales to golf courses. These products generated low gross margins due to significant competition. Shortly thereafter, the Company began to devote substantial resources towards the development of the BioJect system, which resulted in the Company generating net losses. As the BioJect system was developed, the Company began to focus its efforts on the marketing and sales of BioJect systems and microbial products, which have higher gross margins, and shifted away from lower margin sales of seed and fertilizer. In 1996, the Company began to rapidly expand its sales and marketing capabilities related to the BioJect system by hiring key personnel and acquiring regional distributors whose sales representatives had established relationships with potential BioJect customers. On May 31, 1996, the Company acquired both Turf Products and Turf Specialty. In February 1997, the Company acquired substantially all of the assets of Turfmakers. The acquisition of these distributors significantly increased the volume of distributed products sold by the Company and lead to increased penetration of the BioJect system within the golf industry. In addition to its acquisitions of regional turf products dealers, the Company acquired Aspen, an irrigation design and planning firm, in September 1995. In March 1998, the Company acquired Benham Chemical Corporation and Cannon Turf Supply Inc. and entered into an agreement in principle, subject to due diligence and final closing conditions, to acquire Agricultural Supply, Inc.

        The BioJect system generates recurring revenues through customer leases of BioJect equipment and the sale of various microbial products. In September 1997, the Company sold certain of its equipment under operating leases to Eco Lease Partners, LLC ("Eco Lease Partners"), an unaffiliated investor group, for aggregate proceeds of $4.0 million. The Company then leased the BioJect units back from Eco Lease Partners under a 40-month lease agreement. The equipment is subleased to end-users, generally under one-year lease terms. In December 1997, the Company repurchased $2.3 million of the equipment sold to Eco Lease Partners. Revenues from leasing and subleasing arrangements are recognized based on the lease terms established with the customer which typically include monthly lease payments and a one-time installation fee. All of the Company's leases are terminable by the customer on 30 days' notice. The consumable microbial products are sold separately on a seasonal basis based on the type and number of microbial products selected. The Company outsources the assembly of the BioJect systems to third parties that use parts sourced by the Company. As a result, during the assembly process, the equipment assets are held in the Company's inventory and are subsequently transferred to the Company's noncurrent assets thirty days after each BioJect system is installed. Each BioJect system is depreciated over seven years.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

        Revenues. For the year ended December 31, 1997, revenues were $37.5 million, an increase of 210% compared to $12.1 million for the year ended December 31, 1996. The increase in revenues reflects increases in revenues from the Company's proprietary products and distributed products.

        For the year ended December 31, 1997, proprietary revenues were $12.2 million, an increase of 173% compared to $4.5 million for the year ended December 31, 1996. The increase in proprietary revenues primarily was a result of the Company's increased installations of BioJect systems. At December 31, 1997, the Company had 369 BioJect systems installed, an increase of 45% compared to 238 installed at December 31, 1996. For the year ended December 31, 1997, revenues from BioJect sales were $1.8 million compared to no BioJect sales for the year ended December 31, 1996. For the year ended December 31, 1997, BioJect lease revenues were $1.3 million, an increase of 91% compared to $681,000 for the year ended December 31, 1996. For the year ended December 31, 1997, revenues from BioJect menu items, primarily microbes, were $2.2 million, an increase of 83% compared to $1.2 million for the year ended December 31, 1996.

        For the year ended December 31, 1997, revenues from other proprietary products, which consisted primarily of fertilizer, were $2.0 million, an increase of 186% compared to $699,000 for the year ended December 31, 1996. The increase resulted primarily from fertilizer sales of $1.5 million, an increase of 129% compared to $656,000 for the year ended December 31, 1996.

        For the year ended December 31, 1997, CleanRack and ClearLake revenues were $946,000, an increase of 74% compared to $545,000 for the year ended December 31, 1996. For the year ended December 31, 1997, CleanRack sales increased by 146% while ClearLake revenues decreased by 45% compared to the year ended December 31, 1996. The decline in ClearLake revenues resulted from the Company's decision to discontinue sales of the ClearLake system.

        For the year ended December 31, 1997, the revenues of Aspen Consulting were $1.5 million, an increase of 37% compared to $1.1 million for the year ended December 31, 1996. The increase in revenues was due to an increase in Aspen Consulting's customer base.

        For the year ended December 31, 1997, revenues from distributed products were $25.3 million, an increase of 231% compared to $7.6 million for the year ended December 31, 1996. The increase in revenues from distributed products was due to the acquisition of Turfmakers in February 1997 and the opening of Turf Partners branches in Pennsylvania and Southern California. The increase also resulted from the inclusion of a full year of operations of Turf Products and Turf Specialty which were acquired by the Company during 1996.

        Gross Profit. For the year ended December 31, 1997, the Company's gross profit was $12.2 million, an increase of 158% compared to $4.7 million for the year ended December 31, 1996. The increase in gross profit resulted from an increase in the Company's revenues. For the year ended December 31, 1997, the gross margin was 33% versus 39% for the year ended December 31, 1996. The relative decline in gross profit margin for the year ended December 31, 1997 resulted from an increase in sales of distributed products which carry lower margins than proprietary products and the Company's sale leaseback on September 30, 1997 of $3.7 million in proprietary equipment which generated no margin.

        For the year ended December 31, 1997, gross profit from distributed products was $5.4 million, an increase of $3.2 million or 142% compared to $2.2 million for the year ended December 31, 1996. The increase in gross profit from distributed products was due to the previously discussed branch openings. For the year ended December 31, 1997, the gross margin from distributed products was 21% versus 29% for the year ended December 31, 1996. The decrease in gross margin from distributed products resulted from a change in the Company's product mix.

        For the year ended December 31, 1997, gross profit from proprietary products was $6.8 million, an increase of 172% compared to $2.5 million for the year ended December 31, 1996. The increase in gross profit from proprietary products was due to the increase in revenues from proprietary products. For the year ended December 31, 1997, the gross margin from proprietary products was 56%, which reflected no change from the year ended December 31, 1996.

        Selling, General and Administrative Expense. For the year ended December 31, 1997, selling, general and administrative expense was $11.2 million, an increase of 72% compared to $6.5 million for the year ended December 31, 1996. The increase in selling, general and administrative expense reflects the acquisition of Turfmakers and the expansion of Turf Partners' presence in Pennsylvania and Southern California, the expenditures required to support the Company's growth and the costs associated with being a public company. The Company continues to add personnel selectively in order to build sufficient infrastructure to expand its business in the agricultural and golf markets.

        Research and Development Expense. For the year ended December 31, 1997, research and development expense was $269,000, a decrease of 43% compared to $475,000 for the year ended December 31, 1996. The decrease in research and development expense resulted from lower expenditures on the development of the BioJect system.

        Interest Expense. For the year ended December 31, 1997, interest expense was $579,000, a decrease of 46% compared to $1.1 million for the year ended December 31, 1996. The decrease in interest expense primarily was due to the conversion and repayment of outstanding debt. The amount of short and long term debt decreased to $2.7 million at December 31, 1997, compared to $9.1 million at December 31, 1996.

        Amortization Expense. For the year ended December 31, 1997, amortization expense was $580,000, an increase of 25% compared to $464,000 for the year ended December 31, 1996. The increase in expenses associated with the amortization of goodwill resulted from the Company's acquisitions in 1996 and 1997 discussed above.

        Net Loss. For the year ended December 31, 1997, the net loss was $1.1 million or $.10 per share compared to a net loss of $4.2 million or $.72 per share for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

        Revenues. For the year ended December 31, 1996, revenues were $12.1 million, an increase of 222% compared to $3.8 million for the year ended December 31, 1995. The increase in revenues reflects increases in revenues from both the Company's proprietary and distributed products.

        For the year ended December 31, 1996, revenues from sales of proprietary products were $4.5 million, an increase of 40% compared to $3.2 million for the year ended December 31, 1995. The increase in proprietary revenues resulted from an increase in installations of the BioJect system. For the year ended December 31, 1996, revenues from BioJect leases were $681,000, an increase of 28% compared to $534,000 for the year ended December 31, 1995. For the year ended December 31, 1996, revenues from sales of BioJect menu items, primarily microbes, were $1.2 million, an increase of 27% compared to $942,000 for the year ended December 31, 1995. The increase in revenues from leases and sales of menu items resulted from an increase in the number of installed BioJect systems. At December 31, 1996, the Company had 238 BioJect systems installed, an increase of 39% compared to 171 installed at December 31, 1995. In addition, the Company increased the number of menu items available to customers in 1996 compared to 1995.

        For the year ended December 31, 1996, revenues from sales of CleanRack and ClearLake systems were $545,000, a decrease of 10% compared to $605,000 for the year ended December 31, 1995. For the year ended December 31, 1996, CleanRack sales increased by 101%, but these gains were offset by a decline of 53% in ClearLake revenues. The decline in the sales of ClearLake systems during the year ended December 31, 1996 resulted from a decline in unit sales while the Company redesigned the ClearLake system. While redesigning the ClearLake system, the Company did not actively market the ClearLake system.

        For the year ended December 31, 1996, revenues from sales of distributed products were $7.6 million, an increase of 1,258% compared to $562,000 for the year ended December 31, 1995. The increase in revenues from distributed products resulted from the acquisitions described above. Revenues from sales of distributed products reflect seven months of revenues from Turf Products and Turf Specialty of $3.0 million and $3.9 million, respectively.

        For the year ended December 31, 1996, revenues from Aspen's operations were $1.1 million, an increase of 212% compared to $353,000 for the year ended December 31, 1995. The Company acquired Aspen in September of 1995, and the results for the year ended December 31, 1995 represent only three months of operations.

        For the year ended December 31, 1996, revenues from other proprietary products, which consisted primarily of fertilizer, were $699,000, a decrease of 14% compared to $809,000 for the year ended December 31, 1995. The decrease resulted from the Company's decision to focus on the marketing of its BioJect system and its other proprietary products.

        Gross Profit. For the year ended December 31, 1996, gross profit was $4.7 million, an increase of 167% compared to $1.8 million for the year ended December 31, 1995. The increase in gross profit resulted from the increase in the Company's revenues described above. For the year ended December 31, 1996, gross margin was 39% compared to 47% for the year ended December 31, 1995. The decline in gross profit margin was due to the increase in sales of distributed products and a problem with the circuit boards for the BioJect system.

        For the year ended December 31, 1996, gross profit from proprietary products was $2.5 million, an increase of 48% compared to $1.7 million for the year ended December 31, 1995. The increase in gross profit from proprietary products resulted from an increase in revenues from proprietary products. For the year ended December 31, 1996, the gross profit margin on proprietary products was 56% compared to 53% during the year ended December 31, 1995. The increase in gross profit margin on the Company's proprietary products resulted from an increase in the proportion of sales of BioJect menu items, which carry higher margins than other proprietary products.

        For the year ended December 31, 1996, gross profit from distributed products was $2.2 million, an increase of 2,560% compared to $84,000 for the year ended December 31, 1995. The increase in gross profit from distributed product sales resulted from the acquisitions described above. For the year ended December 31, 1996, gross margin was 29% compared to 15% during the year ended December 31, 1995.

        Selling, General and Administrative Expense. For the year ended December 31, 1996, selling, general and administrative expense was $6.5 million, an increase of 151% compared to $2.6 million for the year ended December 31, 1996. The increase in selling, general and administrative expense resulted from the costs associated with the integration of the Company's acquisitions, an increase in the number of personnel at the Company and costs associated with the repair of a circuit board problem on the BioJect system.

        Research and Development Expense. For the year ended December 31, 1996, research and development expense was $475,000, an increase of 15% compared to $413,000 for the year ended December 31, 1995. The increase in research and development expense resulted from increased expenditures on the BioJect and ClearLake systems.

        Interest Expense. For the year ended December 31, 1996, interest expense was $1.1 million, an increase of 306% compared to $262,000 for the year ended December 31, 1995. The increase in interest expense resulted from an increase in the amount of debt outstanding. The amount of short and long term debt increased to $9.1 million at December 31, 1996, compared to $2.6 million at December 31, 1995.

        Amortization Expense. For the year ended December 31, 1996, amortization expense was $464,000, an increase of 931% compared to $45,000 for the year ended December 31, 1995. The increase in expense associated with the amortization of goodwill resulted from the acquisitions discussed above.

        Net Loss. For the year ended December 31, 1996, the net loss was $4.2 million or $.62 per share compared to $1.8 million or $.35 per share for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception, the Company had incurred annual net losses and negative cash flows from operations, and has financed its operations from revenues from sales of its products, sales of its Common Stock, borrowing from its principal shareholders and bank financing. In January 1997, the Company issued 3,795,000 shares of common stock at a price of $4.125 per share in an initial public offering of its shares. The Company received net proceeds of approximately $13,510,000 which were used for the purchase of Turfmakers, the reduction of debt and working capital purposes. In December 1997, the Company issued and sold 3,244,167 shares of common stock at a price per share of $5.00 per share in a public offering of its shares. The Company received net proceeds from the December public offering of approximately $14,362,000 which were used or will be used for capital expenditures primarily related to the construction of additional BioJect systems, the repurchase of BioJect units currently leased to the Company, the acquisition of additional independent dealers and distributors, including the acquisitions of Benham Chemical Corporation and Cannon Turf Supply Inc., the reduction of debt and working capital purposes. During 1997, the Company used $9.9 million in cash relating to its operating activities. At December 31, 1997, the Company had working capital of $16.5 million.

        The Company believes that the net proceeds from its public offering of Common Stock in December 1997 combined with available borrowings from its bank facilities will be sufficient to finance its operations and future growth for at least the next twelve months. The Company intends to fund its future operations and growth through a combination of product revenues, borrowings available under its line of credit, and public or private debt or equity financing. However, there can be no assurance that such financing alternatives will be available under favorable terms, if at all.

QUARTERLY FLUCTUATIONS

        The Company's operating results vary from quarter to quarter as a result of various factors. Virtually all of the Company's customers are located in the Northern Hemisphere and purchase greater quantities of microbes and distributed products during the spring, summer and fall months. Due to low customer activity during the winter, the Company typically markets the BioJect system during the fourth and first quarters. As a result of these marketing efforts, the Company typically receives orders during the first and second quarters and installs BioJect systems during the second and third quarters. BioJect lease and installation revenues are recognized upon receipt of payment. Because of this sales cycle, the Company expects to recognize a significant portion of its proprietary revenues during its second and third quarters. Operating expenses have tended to be independent of the quarterly sales cycle. As a result, operating expenses generally represent a higher percentage of sales in the first and fourth quarters as compared to the second or third quarters, and the Company may experience losses in the first and fourth quarters. Accordingly, results for any quarter are not necessarily indicative of results for any future period. The sales cycle for the BioJect system also makes it difficult to predict the number of BioJect systems that will be leased and the quantity of microbial product sales that will be sold until orders are received by the Company during the first half of the year. Sales of the Company's products also depend to some extent on the severity of weather patterns in the geographic areas served by the Company. Given these factors, it is difficult for the Company to accurately predict the level of demand for its products.

ACCOUNTING PRINCIPLES

        Effective December 31, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Under Statement No. 128, the Company is required to present basic net income per share, which excludes the effects of dilutive common stock equivalents, and diluted net income per share. Basic net income per share is expected to be higher than the currently presented primary net income per share in periods of positive earnings due to the exclusion of dilutive stock options in its computation. Diluted net income per share is not expected to be materially different from the earnings per share amounts which would be computed under the current method.

ITEM 7.  FINANCIAL STATEMENTS

        See "Index to Consolidated Financial Statements" at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

Material in Proxy Statement for 1998 Annual Meeting that is incorporated herein by reference:


ITEM NO.      ITEM CAPTION                              PROXY STATEMENT CAPTION

9.            Directors, Executive Officers,            "Directors and Executive Officers"
              Promoters and Control Persons;
              Compliance With Section 16(a) of the
              Exchange Act

10.           Executive Compensation                    "Executive Compensation"

11.           Security Ownership of Certain             "Security and Management Ownership
              Beneficial Owners and Management          Shareholders and Management"

12.           Certain Relationships and Related         "Certain Transactions"
              Transactions


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)    Exhibits

        The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

        (b)    Reports on Form 8-K

        There were no reports on Form 8-K filed by the Registrant during the fourth quarter of fiscal 1997.

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION

3.1(4)                Amended and Restated Articles of Incorporation

3.2(6)                Articles of Correction to Amended and Restated Articles of Incorporation

3.3(7)                Articles of Amendment to Amended and Restated Articles of Incorporation

3.4(4)                Bylaws, as amended

4.1(2)                Form of the Common Stock Certificate

10.1(3)               1992 Stock Option Plan

10.2(3)               1996 Directors' Stock Option Plan

10.3(2)               Agreement and Plan of Merger, dated as of May 31, 1996, as amended on
                      October 28, 1996, by and among the Company, a wholly owned subsidiary of the Company and Turf Specialty, Inc.

10.4(2)               Agreement and Plan of Merger, dated as of May 31, 1996, by and among the Company, a wholly owned subsidiary of the Company and Turf
                      Products, Ltd.

10.5(3)               Employment Agreement, dated May 21, 1991, as amended, November 7, 1996 between the Company and William B. Adams

10.6(3)               Employment Agreement, dated January 1, 1994, as amended, November 7,
                      1996 between the Company and Douglas M. Gloff

10.7(3)               Employment Agreement, dated July 8, 1996, between the Company and Kevin
                      P. Lyons

10.8(3)               Employment Agreement, dated July 8, 1996, between the Company and David
                      W. Schermerhorn

10.9(4)               Employment Agreement, dated July 10, 1996, between the Company and
                      Walter W. Fuchs

10.10(2)              Distribution Agreement, dated August 2, 1996, between the Company and
                      Abbott Laboratories, Chemical and Agricultural Products Division

10.11(3)              Lease Agreement, dated September 1, 1996, between the Company and
                      Arthur P. Arns

10.12(6)              Security and Loan Agreement, dated June 30, 1997, between the Company and Imperial Bank of San Diego

10.13(6)              Warrant to Purchase Common Stock dated June 30, 1997 granted by the
                      Company to Imperial Bank

10.14(6)              Option for Xanthomonas Campestris dated June 3, 1997 made by Mycogen
                      Corporation in favor of the Company

10.15(6)              Settlement Agreement dated as of July 6, 1997 by and between the
                      Company and Encore Technologies, Inc.

10.16(6)              Assignment of TX-1 Intellectual Property made as of July 6, 1997 by
                      Encore Technologies, Inc. to the Company

EXHIBIT NO.           DESCRIPTION


10.17(6)              Assignment of Media Intellectual Property made as of July 6, 1997 by
                      Encore Technologies, Inc. to the Company

10.18(6)              License and Supply Agreement dated as of July 6, 1997 by and between the Company and Encore Technologies, Inc.

21.1(5)               List of Subsidiaries

23.1(1)               Consent of Ernst & Young LLP, Independent Auditors

27.1(1)               Financial Data Schedule

27.2(1)               Amended and Restated Financial Data Schedule for Year Ended
                      December 31, 1996

--------------------

(1)     Filed herewith

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-15883) filed with the Commission on November 8,
        1996.

(3)     Incorporated by reference to Amendment No. 3 to the Company's
        Registration Statement on Form SB-2 (File No. 333-15883) filed with the
        Commission on January 13, 1997.

(4)     Incorporated by reference to Amendment No. 4 to the Company's
        Registration Statement on Form SB-2 (File No. 333-15883) filed with the
        Commission on January 16, 1997.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-39399) filed with the Commission on November 4,
        1997.

(7)     Incorporated by reference to Amendment No. 1 to the Company's
        Registration Statement on Form SB-2 (File No. 333-39399) filed with the
        Commission on November 21, 1997.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.


                                            Eco Soil Systems, Inc.


                                            By: /s/ WILLIAM B. ADAMS
                                               --------------------------------
                                                   William B. Adams
                                                   Chairman of the Board and
                                                   Chief Executive Officer


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


SIGNATURE                                           TITLE                                     DATE
---------                                           -----                                     ----

/s/ WILLIAM B. ADAMS
--------------------------------      Chairman of the Board and Chief Executive          March 26, 1998
William B. Adams                      Officer (principal executive officer)


/s/ DOUGLAS M. GLOFF
--------------------------------      President, Chief Operating Officer and             March 26, 1998
Douglas M. Gloff                      Director


/s/ L. JEAN DUNN, JR.
--------------------------------      Jr. Chief Financial Officer (principal             March 26, 1998
L. Jean Dunn, Jr.                     financial and accounting officer)

/s/ JEFFREY A. JOHNSON
--------------------------------      President and General Manager of Golf              March 26, 1998
Jeffrey A. Johnson                    Division, Secretary and Director


/s/ BRADLEY K. EDWARDS
--------------------------------      Director                                           March 27, 1998
Bradley K. Edwards


/s/ S. BARTLEY OSBORN
--------------------------------      Director                                           March 27, 1998
S. Bartley Osborn

/s/ WILLIAM S. POTTER
--------------------------------      Director                                           March 27, 1998
William S. Potter


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
ECO SOIL SYSTEMS, INC.
Report of Ernst & Young LLP, Independent Auditors ..................    F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996 .......    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997 and  1996 ......................................    F-4
Consolidated Statements of Shareholders' Equity (Deficit) for
  the years ended December 31, 1997 and 1996 .......................    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and  1996 ......................................    F-6
Notes to Consolidated Financial Statements .........................    F-7

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Eco Soil Systems, Inc.

We have audited the accompanying consolidated balance sheets of Eco Soil Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Turf Specialty, Inc., a wholly-owned subsidiary, as of December 31, 1996 and for the period from its acquisition on May 31, 1996 to December 31, 1996, which statements reflect total assets of $2,548,000 as of December 31, 1996, and total revenues of $3,867,000 for the period from May 31, 1996 to December 31, 1996, included in the consolidated results of operations for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Turf Specialty, Inc., as of December 31, 1996 and for the period from May 31, 1996 to December 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco Soil Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG LLP

San Diego, California
March 12, 1998
except for Note 8, for which the date is March 26, 1998

                             ECO SOIL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                    1997           1996
                                                                                  --------       --------
Assets
Current assets:
  Cash .....................................................................      $  3,125       $    150
  Short-term investments, available-for-sale ...............................         3,000             --
  Accounts receivable, net of allowance for doubtful
   accounts of $115 and $113 at December
   31, 1997 and 1996, respectively .........................................        10,148          2,193
  Inventories ..............................................................         5,587          2,047
  Prepaid expenses and other current assets ................................           536            289
                                                                                  --------       --------
Total current assets .......................................................        22,396          4,679
Equipment under operating leases, net ......................................         6,735          1,325
Property and equipment, net ................................................         1,150            656
Intangible assets, net .....................................................         6,515          5,663
Other assets ...............................................................           312            563
                                                                                  --------       --------
Total assets ...............................................................      $ 37,108       $ 12,886
                                                                                  ========       ========
Liabilities and Shareholders' Equity/(Deficit)
Current liabilities:
  Accounts payable .........................................................      $  2,492       $  2,743
  Accrued expenses .........................................................         2,151            734
  Current portion of long-term debt ........................................         1,259          7,266
  Current portion of advances from
     shareholders ..........................................................            14            348
  Current portion of capital lease obligations .............................            --             22
                                                                                  --------       --------
Total current liabilities ..................................................         5,916         11,113

Long-term debt, net of current portion .....................................         1,412          1,826
Advances from shareholders, net of current portion .........................            --             21
Commitments
Shareholders' equity (deficit):
  Preferred stock, $.005 par value;
    5,000,000 shares authorized; none
    issued and outstanding .................................................            --             --
  Common stock, $.005 par value;
    25,000,000 shares authorized at December 31, 1997, and 20,000,000 shares authorized at December 31, 1996; 15,320,923 and 6,606,590 shares issued and outstanding at December 31,
    1997 and December 31, 1996, respectively ...............................            77             33
   Additional paid-in capital ..............................................        43,708         12,730
   Warrants ................................................................           242            242
   Notes receivable from shareholders ......................................          (282)          (192)
   Accumulated deficit .....................................................       (13,965)       (12,887)
                                                                                  --------       --------
Total shareholders'  equity (deficit) ......................................        29,780            (74)
                                                                                  --------       --------
Total liabilities and shareholders' equity (deficit) .......................      $ 37,108       $ 12,886
                                                                                  ========       ========

                             See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           YEARS ENDED DECEMBER 31,
                                           -----------------------
                                               1997           1996
                                           --------       --------
Revenues:
  Proprietary products ..............      $ 12,236       $  4,483
  Distributed products ..............        25,289          7,633
                                           --------       --------
          Total revenues ............        37,525         12,116
Cost of revenues:
  Proprietary products ..............         5,413          1,971
  Distributed products ..............        19,878          5,399
                                           --------       --------
          Total cost of revenues ....        25,291          7,370
                                           --------       --------
Gross profit ........................        12,234          4,746
Operating expenses:
  Selling, general and administrative        11,162          6,489
  Research and development ..........           269            475
                                           --------       --------
Income (loss) before interest,
 depreciation and amortization .....            803         (2,218)
  Depreciation ......................          (819)          (447)
  Amortization of intangibles .......          (580)          (464)
                                           --------       --------
Loss from operations ................          (596)        (3,129)
Interest expense ....................          (579)        (1,069)

Interest income .....................            97              5
                                           --------       --------
Net loss ............................      $ (1,078)      $ (4,193)
                                           ========       ========
Net loss per share, basic and diluted      $   (.10)      $   (.72)
                                           ========       ========

Shares used in calculating net
loss per share, basic and diluted ...        11,327          5,815
                                           ========       ========

                             See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                             NOTES
                                             COMMON STOCK       ADDITIONAL                RECEIVABLE
                                          ------------------     PAID-IN                     FROM        ACCUMULATED
                                            SHARES    AMOUNT     CAPITAL     WARRANTS     SHAREHOLDERS     DEFICIT       TOTAL
                                          ---------   ------     -------     --------     ------------    --------     --------
Balance at December 31, 1995 .......      4,968,935    $25       $ 8,510       $ --          $  --        $ (8,694)    $   (159)
  Issuance of common stock for
    purchase of Turf
    Products, Ltd. .................        374,424      2         1,121         --             --              --        1,123
  Issuance of common stock .........        138,583      1           387         --             --              --          388
  Issuance of warrants in
    connection with debt ...........             --     --            --        242             --              --          242
  Exercise of stock options ........        239,000      1           391         --           (192)             --          200
  Issuance of common stock for
    purchase of Turf Specialty, Inc.        647,650      3         1,940         --             --              --        1,943
  Conversion of debt ...............        237,998      1           381         --             --              --          382
  Net loss .........................             --     --            --         --             --          (4,193)      (4,193)
                                        -----------    ---       -------       ----          -----        --------     --------
Balance at December 31, 1996 .......      6,606,590     33        12,730        242           (192)        (12,887)         (74)
  Issuance of common stock in
    IPO, net of issuance costs
    of $2,145 ......................      3,795,000     19        13,491         --             --              --       13,510
  Issuance of common stock in
   follow-on offering,
   net of issuance costs of $1,756 .      3,244,167     17        14,345         --             --              --       14,362
  Issuance of common stock for
    purchase of Turfmakers, Inc. ...         25,000     --           109         --             --              --          109
  Exercise of stock options and
    warrants .......................      1,058,036      5         1,081         --            (90)             --          996
  Conversion of debt ...............        592,130      3         1,952         --             --              --        1,955
  Net loss .........................             --     --            --         --             --          (1,078)      (1,078)
                                        -----------    ---       -------       ----          -----        --------     --------
Balance as of December 31, 1997 ....     15,320,923    $77       $43,708       $242          $(282)       $(13,965)    $ 29,780
                                        ===========    ===       =======       ====          =====        ========     ========

                             See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            YEARS ENDED DECEMBER 31,
                                                            -----------------------
                                                              1997           1996
                                                            --------       --------
OPERATING ACTIVITIES
Net loss .............................................      $ (1,078)      $ (4,193)
Adjustments to reconcile net loss
to net cash used in operating
activities:
   Depreciation and amortization .....................         1,399            911
   Amortization of discount on
     long-term debt ..................................            70            189
   Changes in operating assets and liabilities,
     net of effect of acquired businesses:
        Accounts receivable ..........................        (8,090)         2,045
        Inventories ..................................        (3,230)           114
        Prepaid expenses and other
          assets .....................................             3           (472)
        Accounts payable .............................          (242)        (2,932)
        Accrued liabilities ..........................         1,409           (292)
                                                            --------       --------
Net cash used in operating activities ................        (9,759)        (4,630)

INVESTING ACTIVITIES
Cash received in acquisitions ........................            --          1,656
Payments for acquired patents and licenses ...........          (129)            --
Payments related to acquired businesses ..............        (1,408)        (2,690)
Payments for equipment under operating leases ........        (7,009)            --
Purchase of property and equipment ...................          (999)          (748)
Proceeds from sale of equipment under operating leases         1,325             --
Purchase of  short-term investments ..................        (3,000)            --
Proceeds from note receivable ........................            --            595
                                                            --------       --------
Net cash used in investing activities ................       (11,220)        (1,187)

FINANCING ACTIVITIES
Advances (to) from shareholders ......................          (355)           179
Proceeds from long-term debt .........................         8,221          6,442
Repayments of long-term debt .........................       (12,757)        (1,135)
Payments on capital lease obligations ................           (22)          (107)
Net proceeds from issuance of common stock ...........        28,867            588
                                                            --------       --------
Net cash provided by financing activities ............        23,954          5,967
                                                            --------       --------
Net increase in cash .................................         2,975            150
Cash and cash equivalents at beginning of year .......           150             --
                                                            --------       --------
Cash and cash equivalents at end of year .............      $  3,125       $    150
                                                            ========       ========

NON-CASH FINANCING ACTIVITIES
Common stock issued upon
  conversion of debt and shareholder advances ........      $  1,955       $    382
                                                            ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid ........................................      $    708       $    537
                                                            ========       ========

                            See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

        The Company develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop problems in the golf and agricultural industries. The Company has developed its patented BioJect system for the distribution of naturally occurring microbes that complement or reduce the need for many chemical products currently used in golf and agricultural markets. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system provides customers with cost savings and mitigates the adverse environmental effects associated with chemical products. The Company initially has focused its sales and marketing efforts on the golf market, and recently has entered the agricultural crop and ornamental markets. To date, the Company has installed BioJect systems at various customer sites, including such golf courses as Congressional Country Club, Winged Foot Golf Club and Spyglass Hill Golf Club.

        Eco Turf Products, Ltd. (d.b.a. Turf Products, Ltd.) and Turf Specialty, Inc., wholly-owned subsidiaries of the Company, are wholesalers/distributors of golf course supplies and turfgrass supplies and operate in the Greater Chicago area and New England, respectively.

        In January 1997, the Company completed its initial public offering of 3,795,000 shares of common stock at a price of $4.125 per share, providing the Company with net proceeds of approximately $13.5 million, after deducting underwriting discounts, commissions and other offering costs of approximately $2.1 million. In February 1997, as a result of the completion of the initial public offering, $1.9 million of debt was converted into 576,823 common shares and $5.6 million in debt was repaid.

        In December 1997, the Company completed a follow-on public offering of 3,244,167 shares of common stock at a price of $5.00 per share, providing the Company with net proceeds of approximately $14.4 million, after deducting underwriting discounts, commissions and other offering costs of approximately $1.8 million. As a result of the secondary offering, $6.2 million of debt was repaid in December 1997.

BASIS OF CONSOLIDATION

        The accompanying financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with an original maturity of less than three months to be cash equivalents.

SHORT-TERM INVESTMENTS

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," the Company's short-term investments are classified as available-for-sale. Available-for-sale securities at December 31, 1997 are stated at cost, as the difference between cost and fair value is immaterial.

                             ECO SOIL SYSTEMS, INC.

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially expose the Company to concentrations of credit risk are primarily accounts receivable. A substantial portion of the Company's accounts receivable are from distributors, lawn maintenance companies and country clubs.

        The Company generally does not require collateral and provides for estimated losses on uncollectable accounts at the time of the sale. Such losses have historically been minimal and within management's expectations.

        No customer accounted for more than 10% of net sales for the years ended December 31, 1997 or 1996.

INVENTORIES

        Finished goods inventory is stated at the lower of cost (first-in, first-out method) or market. Work in process inventory is stated at cost and is primarily related to the manufacture of new BioJects.

EQUIPMENT UNDER OPERATING LEASES

        Equipment under operating leases is stated at cost. Depreciation is provided using the straight-line method over seven years, the estimated service life of the equipment.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated service lives of depreciable property and equipment ranging from 3 to 5 years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the assets or the lease term and such amortization is included in depreciation in the accompanying financial statements.

INTANGIBLE ASSETS

        Intangible assets primarily represent the excess of the purchase price over the fair market value of the assets acquired and are generally being amortized over a period of 15 years.

IMPAIRMENT OF ASSETS

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company recognizes impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. To date, the Company has not identified any such indicators of impairment or recorded any impairment losses.

REVENUE AND EXPORT SALES

        Proprietary sales revenue is derived from the rental of certain units on a month to month basis, the sale of microbial products used in those units, and servicing of the units. Distributed sales revenue is derived primarily from sales of purchased turf maintenance products. Revenue is recognized upon shipment of the related products.

        Cost of proprietary sales revenues includes cost of the microbial products. Depreciation on the rental units is included in depreciation expense. The related cost of the service component is included in selling, general, and administrative expense. Cost of distributed products revenues is based on the Company's purchase price.

        The Company's export sales totaled $4,842,000 and $543,000 for the years ended December 31, 1997 and 1996, respectively.

                             ECO SOIL SYSTEMS, INC.

STOCK-BASED COMPENSATION

   The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for its employee stock options for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognize.

NET LOSS PER SHARE


     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which replaced the calculation of primary and fully diluted net loss per share with basic and diluted net loss per share. Basic net loss per share is calculated using the weighted average number of common shares outstanding. Diluted net loss per share is calculated using the weighted average number of common shares outstanding plus the dilutive effect of options and warrants, if any, using the treasury stock method. All net loss per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS 128 requirements and the recently effective Securities and Exchange Commission Staff Accounting Bulletin No. 98.

   Supplemental net loss per share has been computed as described above and also gives effect to the repayment of approximately $5.6 million of the Company's outstanding indebtedness and resulting reduction of interest expense, as if a portion of the proceeds from the initial public offering, which became effective in January 1997, had been used to repay the debt at the original dates of issuance and the number of shares of common stock, whose proceeds were used to retire the debt, were outstanding from the same dates.

                                                 YEAR ENDED
                                                DECEMBER 31,
                                                    1996
                                                ------------
Supplemental net loss per share............        $(.46)
                                                   =====
Shares used in computing supplemental net
loss per share (in thousands)..............        7,897
                                                   =====


NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Segment Information". Both of these standards are effective for the fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. The Company's comprehensive loss will not be materially different than net loss as reported. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

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

                             ECO SOIL SYSTEMS, INC.

2. ACQUISITIONS

        Effective May 31, 1996, the Company acquired all of the outstanding stock of Turf Specialty, Inc. ("TSI") for $579,000 cash, two promissory notes totaling $1,000,000 (see Note 4) and 647,650 shares of the Company's common stock valued at $3.00 per share. The excess of the purchase price over the net tangible assets acquired includes approximately $118,000 for legal and other costs incurred associated with the acquisition.

        TSI also gave each officer a non-interest bearing loan of $250,000 which need not be repaid and will be forgiven on July 1, 1999 if the officers continue to be employed by TSI. If employment is terminated by the Company prior to that date, the officers will be obligated to repay a portion of the loan. The Company has accounted for the loans as additional purchase price for the aquisition.

        Effective May 31, 1996, the Company acquired all of the outstanding stock of Turf Products, Ltd. ("TPL") for $1,198,000 cash and 374,424 shares of the Company's common stock valued at $3.00 per share. The excess of the purchase price over the net tangible assets acquired includes approximately $110,000 for legal and other costs incurred associated with the acquisition.

        In February 1997, the Company acquired certain assets of Turfmakers Inc. (d.b.a. Cameron), a turf maintenance product distributor located in Palm Springs, California, for $1,225,000 cash and 25,000 shares of common stock valued at $4.38 per share. The excess of the purchase price over the net tangible assets acquired includes approximately $45,000 for legal and other costs incurred associated with the acquisition.

        The results of operations of TSI, TPL and Cameron from the respective dates of acquisition are included in the consolidated financial statements.

        Each of the acquisitions was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market values at the date of the acquisition, as follows (in thousands).

                                           TURF       TURF
                                        SPECIALTY,   PRODUCTS,
                                           INC.        LTD.       CAMERON
                                          ------      ------      -------
Assets acquired:
  Cash .............................      $1,471      $  185      $   --
  Accounts receivable ..............       1,900       1,021          --
  Inventories ......................         675         894         287
  Prepaid expenses and other current
    assets .........................          31         336          --
  Property and equipment ...........         164         182          40
  Excess of purchase price over net
     tangible assets acquired ......       4,055       1,780       1,053
                                          ------      ------      ------
Total assets acquired ..............      $8,296      $4,398      $1,380
                                          ======      ======      ======
Liabilities assumed:
  Accounts payable .................      $3,261      $1,492      $   --
  Accrued expenses .................         895          35          --
  Notes payable ....................          --         440          --
                                          ------      ------      ------
Total liabilities assumed ..........       4,156       1,967          --
                                          ------      ------      ------
Net assets acquired ................      $4,140      $2,431      $1,380
                                          ======      ======      ======

        The following unaudited pro forma results assume the TSI and TPL acquisitions occurred on January 1, 1996. The results of operations of Cameron prior to its acquisition by the Company were not material and are not included in the following unaudited pro forma results. The pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses.

                         PRO FORMA RESULTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    YEAR  ENDED
                                 DECEMBER 31, 1996
                                 -----------------
Net sales.....................        $18,636
Net loss......................         (4,576)
Net loss per share............        $  (.64)

                             ECO SOIL SYSTEMS, INC.

        The unaudited pro forma results above give effect to pro forma adjustments related to the amortization of the excess of the purchase price over the fair market value of the assets acquired, the increase in interest expense to reflect the notes payable issued to effect the acquisitions, and related income tax adjustments. This pro forma information is not necessarily indicative of the actual results that would have been achieved had the above businesses been acquired on January 1, 1996, nor is it necessarily indicative of future results.


3. BALANCE SHEET INFORMATION

        Inventories consist of the following as of December 31, (in thousands):

                      1997          1996
                     -------       -------
Raw materials......  $    --       $    --
Work in process....    1,072           273
Finished goods.....    4,645         1,827
Reserve............     (130)          (53)
                     -------       -------
                     $ 5,587       $ 2,047
                     =======       =======

   Equipment under operating leases is generally leased under initial one-year lease terms with month-to-month renewal options. Accumulated depreciation and amortization of equipment under operating leases totaled $276,000 and $823,000 at December 31, 1997 and December 31, 1996, respectively.

Property and equipment consist of the following at December 31, (in thousands):

                                        1997          1996
                                       -------       -------
Machinery and equipment .........      $ 1,156       $   256
Vehicles ........................          851           629
Leasehold improvements ..........          333           170
Furniture and fixtures ..........          128           130
                                       -------       -------
                                         2,468         1,185
Less accumulated depreciation and
  amortization ..................       (1,318)         (529)
                                       -------       -------
                                       $ 1,150       $   656
                                       =======       =======


        Intangible assets consist of the following at December 31, (in thousands):

                                          1997          1996
                                        -------       -------
Excess of purchase price over fair
  market value of assets acquired
  (Note 2) .......................      $ 7,254       $ 5,929
Other intangibles ................          408           281
Accumulated amortization .........       (1,147)         (547)
                                        -------       -------
                                        $ 6,515       $ 5,663
                                        =======       =======

4. LONG-TERM DEBT

        Long-term debt consists of the following at December 31, (in thousands):

                                                        1997       1996
                                                       ------     ------
Revolving line of credit with bank
  for $5,000; interest payable monthly
  at the bank's prime rate plus 1.5% per
  annum (10% at September 1997), expiring June
  15, 1998; secured by 75% of eligible
  accounts receivable and 35% of the value of
  inventory ......................................     $   --      $  --

10% secured promissory note with
  bank; interest payable
  monthly at the bank's prime rate
  plus 1.5% per annum (10% at
  December 31, 1997), expiring June 30, 1999 .....      2,595         --

10% secured promissory notes issued
  in connection with the acquisition
  of Turf Specialty, Inc., to its officers;
  repaid in February 1997 ........................         --      1,000

8% secured subordinated notes to an
  officer and shareholders, net of
  unamortized discount of $23; interest
  payable quarterly; repaid in December 1997 .....         --      1,006

8% secured subordinated debentures
  to officers and shareholders;
  interest payable quarterly;
  repaid in December 1997 ........................         --        700

Revolving line of credit with bank
  for $500; repaid in January 1997 ...............         --        500

9% note payable to a bank; repaid
  in January 1997 ................................         --        263

8% unsecured subordinated
  promissory note to an officer; repaid
  in December 1997 ...............................         --        250

California Export Financing Office
  (CEFO) revolving line of credit with
  bank for $500; repaid in January 1997 ..........         --        418

10% subordinated promissory bridge
  notes, net of unamortized discount of
  $24; $1,904 converted into common stock and
  the remaining amount repaid in
  February 1997 ..................................         --      3,671

Non-interest bearing unsecured note
  payable; .......................................         21         94

10% unsecured subordinated notes;
  repaid in August 1997 ..........................         --        120

10% unsecured subordinated
  debentures; repaid in August 1997 ..............         --         90

10% unsecured convertible promissory note;
  repaid in January 1997 .........................         --        100

10% unsecured subordinated promissory note to
  an officer and shareholder; repaid in March 1997         --        100

10% convertible promissory note; $100 repaid
  in March, 1997 and $50 converted to common
  stock in April 1997 ............................         --        150

8% secured promissory note; repaid
  in January 1997 ................................         --        189

Note payable with bank; repaid in
  March 1997 .....................................         --        200

10% unsecured subordinated promissory note
  to officer and shareholder; repaid in
  February 1997 ..................................         --        200

Other ............................................         55         41
                                                       ------     ------
                                                        2,671      9,092
Less amount due within one year ..................      1,259      7,266
                                                       ------     ------
Long-term debt due after one year ................     $1,412     $1,826
                                                       ======     ======


        Aggregate maturities of long-term debt are as follows:

 1998................................           $1,259
 1999................................            1,412
                                                ------
                                                $2,671
                                                ======




        Substantially all of the assets of the Company are pledged as collateral for the debt agreements described above.

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

                             ECO SOIL SYSTEMS, INC.

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

STOCK OPTION PLAN

        In February 1992, the Company established a Qualified Stock Option Plan (the "Plan") for employees and consultants which, as amended, provides for the grant of options to purchase up to 1,100,000 shares of common stock. Options granted under the Plan have a five-year term and vest ratably over a three-year period.




        A summary of the Company's stock option activity and related information for the years ended December 31, is as follows:

                                             1997                             1996
                                     ---------------------          ---------------------
                                                  WEIGHTED                       WEIGHTED
                                                   AVERAGE                        AVERAGE
                                                  EXERCISE                       EXERCISE
                                     OPTIONS       PRICE            OPTIONS       PRICE
                                    ---------      ------           -------      ------
Outstanding -- beginning of year      687,500      $ 2.59           334,168      $ 2.25
  Granted ......................      610,906      $ 4.73           391,000      $ 3.59
  Exercised ....................     (134,000)     $ 1.84           (10,000)     $ 2.00
  Forfeited ....................      (21,166)     $ 3.48           (27,668)     $ 2.25
                                    =========                       =======
Outstanding -- end of year .....    1,143,240      $ 3.92           687,500      $ 2.59
                                    =========                       =======
Exercisable -- end of year .....      348,185      $ 3.05           274,167      $ 2.26
                                    =========                       =======


        At December 31, 1997, no options were available for future grant and 1,100,000 shares of common stock were reserved for future issuance related to stock options outstanding under the Plan. In 1997 43,240 options were granted subject to shareholder approval.

        Exercise prices and weighted average remaining contractual life for the options outstanding under the Plan as of December 31, 1997 are as follows:

                         Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------------------------------------
                                    Weighted Average
   Range of          Number             Remaining     Weighted Average    Number       Weighted Average
Exercise Price     Outstanding      Contractual Life   Exercise Price   Exercisable     Exercise Price
--------------     -----------      ----------------   --------------   -----------     --------------
$2.50 - 3.875        438,750               2.66           $ 2.80          278,339          $ 2.81
 4.00 - 4.94         574,690               3.98             4.09           69,846            4.02
 5.00 - 7.531        129,800               4.63             6.65                -               -
                   ---------                                              -------
                   1,143,240                                              348,185
                   =========                                              =======

                             ECO SOIL SYSTEMS, INC.

        Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value for the 1997 options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.0% to 6.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of 72.6%; and a weighted-average expected life of the option of three years. The fair value for the 1996 options was estimated at the date of grant, using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 7%, dividend yields of 0%; and a weighted-average expected life of the option of three years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net loss or net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows:

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                    -----------------------
                                                       1997          1996
                                                    ---------     ---------
Pro forma net loss (in thousands) .............     $  (1,741)    $  (4,257)
                                                    =========     =========
Pro forma net loss per share, basic and diluted     $    (.15)    $    (.73)
                                                    =========     =========

OPTIONS AND WARRANTS

Under separate non-qualified stock option agreements in 1992 and 1993, the Company granted options to purchase 270,000 shares of common stock at prices ranging from $1.50 to $2.00 per share to several consultants and employees which have vesting and exercise provisions consistent with those issued pursuant to the Plan and expire through 1998. In 1996, 164,000 options were exercised at $2.00 per share and 26,000 options expired. In 1997, there were no options exercised and 10,000 options expired. As of December 31,1997, 45,000 options were exercisable.

In 1991 and 1992, the Company also granted to four individuals options to purchase 812,458 shares of common stock at prices ranging from $.034 to $2.00 per share. In 1996, 40,000 options were exercised at $.034 per share. In 1997, 509,712 options were exercised at $0.034 per share. As of December 31, 1997, 262,746 options were exercisable and expire through May 2001.

In connection with the issuance of the 10% subordinated debentures in 1992 and 1993, the Company issued to the holders of the debentures options to purchase 88,000 shares at $1.50 per share and warrants to purchase 78,000 shares at $3.00 per share. In 1996, 88,000 options were exercised at $1.50 per share through the cancellation of related debt of $132,000. In 1997 43,000 warrants were exercised. Warrants to purchase 35,000 shares were outstanding and exercisable at December 31, 1997 and expire through February 1998.

In connection with the 1994 repurchase of exclusive marketing rights for certain products, the Company issued warrants to purchase 30,000 common shares at $2.50 per share. All warrants were outstanding and exercisable as of December 31, 1997 and expire through 1999.

During 1994, warrants to purchase 350,000 shares of common stock at $2.50 per share were issued to an officer of the Company. Warrants for the purchase of 100,000 shares of common stock vested ratably through January 1996 and warrants for the purchase of 250,000 shares of common stock may not be exercised until the issuance price of common stock exceeds certain prices. Compensation expense relating to the contingent shares will be recorded when the options vest based upon the difference between the then fair market value and the exercise price. At December 31, 1997, 350,000 of these warrants were exercisable.

                             ECO SOIL SYSTEMS, INC.

In accordance with the Company's purchase of Aspen, the previous owner of Aspen was granted an option to purchase 50,000 shares of the Company's common stock at $3.00 per share. The option vests over four years if the previous owner continues employment with the Company and will expire in December 2001. An additional 150,000 options to purchase the Company's common stock at $3.00 per share will be granted evenly over the next four years provided employment continues and contingent upon the level of the pre-tax contribution margin of Aspen over the next four years. Compensation expense relating to this option will be recorded when the shares vest based upon the difference between the then fair market value and the exercise price.

In connection with a new stock option compensation plan for the board of directors, 30,000 options were granted in January 1996 at $3.00 per share and 39,000 options were granted in January 1997 at $4.13 per share. In June 1997, 9,000 options were granted at $5.19 per share. As of December 31, 1997, 20,000 options were exercisable with the remaining 58,000 options vesting over the next three years. These options expire in January 2001.

In 1996, in connection with various long-term debt financing transactions, the Company has issued warrants to purchase 1,880,818 shares of common stock at $3.00 and $4.00 per share. The warrants are generally exercisable through 2003. In 1996, warrants were exercised for the purchase of 3,666 shares of common stock. In 1997 warrants were exercised to purchase 371,324 shares of common stock. Warrants to purchase 1,505,828 shares were outstanding and exercisable at December 31, 1997.

Options and warrants have also been issued to various investment banking firms, debenture holders and shareholders to purchase up to 1,860,190 shares of common stock. These options and warrants are generally exercisable through April 2004 at $1.50 to $4.95 per share. In 1996, options and warrants were exercised for purchase of 31,800 shares of common stock. Warrants to purchase 1,828,390 shares were outstanding at December 31, 1997.

As of December 31, 1997, an aggregate of 5,000,000 shares of common stock are reserved for issuance of options and warrants, exclusive of options granted under the Plan.

6.   INCOME TAXES

        At December 31, 1997, the Company had federal and California tax net operating loss carryforwards of approximately $12.2 million and $4.4 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the fifty percent limitation on California loss carryforwards. The federal tax loss carryforward will begin expiring in 2003, unless previously utilized. California net operating losses of $301,000 expired in 1997, and an additional California tax loss carryforward will expire in 1998. In addition, the Company had federal and California research tax credits of $79,000 and $45,000 respectively. The tax credits will begin to expire in 2009.

        Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period. The Company's use of a portion of its income tax net operating loss carryforwards will be limited since the Company has undergone ownership changes of greater than 50%.

        Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below. A valuation allowance of $4,828,000, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                            DECEMBER 31,
                                       --------------------
                                         1997         1996
                                       -------      -------
                                          (in thousands)
Deferred tax assets:
  Net operating loss carryforwards     $ 4,552      $ 4,530
  Other ..........................         276          106
                                       -------      -------
Total deferred tax assets ........       4,828        4,636
Valuation allowance for
  deferred tax assets ..............    (4,828)      (4,636)
                                       -------      -------
Net deferred tax assets ..........     $    --      $    --
                                       =======      =======

                             ECO SOIL SYSTEMS, INC.

7. COMMITMENTS

        In 1997, the Company obtained an exclusive, worldwide, royalty-free license to use, sell and distribute BioJect Product. In addition, the licensor assigned to the Company certain rights to proprietary materials. Under the agreement, the Company agreed to purchase minimum amounts of BioJect Product over a three year period which commenced in March 1997. During 1997, the Company purchased $266,000 of such product. Future annual purchase commitments at December 31, 1997 are as follows (in thousands):


1998 ................   $324
1999 ................    365
2000 ................    155
                        ----
                        $844
                        ====


The Company leases its office facilities and certain equipment under non-cancelable operating lease agreements. Future minimum operating lease payments at December 31, 1997 are as follows (in thousands):

1998 ....................    $  724
1999 ....................       596
2000 ....................       264
2001 ....................       147
2002 ....................        45
Thereafter...............        19
                             ------
                             $1,795
                             ======


        Rent expense for the years ended December 31, 1997 and 1996 was approximately $581,000 and $268,000, respectively, including $151,000 and $90,000, respectively, to a shareholder. The lease with the shareholder expires February 2001.

        In September 1997, the Company sold approximately $4.0 million of equipment under operating leases to an unrelated investor group. The Company then leased the equipment back under a 40-month lease agreement. The equipment is subleased to end-users, generally under one-year lease terms. In December 1997, $2.3 million of this equipment was repurchased by the Company. Minimum operating lease payments at December 31, 1997 for the equipment remaining under the leaseback are as follows (in thousands):


1998............. $  503
1999.............    503
2000.............    503
2001.............     84
                  ------
                  $1,593
                  ======

                             ECO SOIL SYSTEMS, INC.

8. SUBSEQUENT EVENTS

        In March 1998, the Company acquired 100% of the common stock of Benham Chemical Corporation, a turf maintenance product distributor located in Farmington Hills, MI for $850,000 cash.

        In March 1998, the Company acquired 100% of the common stock of Cannon Turf Supply, Inc., a turf maintenance product distributor located in Fishers, IN for $1,312,500 cash and 239,945 shares of common stock valued at $1,312,500.