Form 10QSB
period 1998-03-31
ECO SOIL SYSTEMS INC
filed 1998-05-15
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the quarterly period ended March 31, 1998

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

YES    [X]        NO     [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 1998 16,505,749 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES    [ ]        NO     [X]

                             ECO SOIL SYSTEMS, INC.
                                FORM 10-QSB INDEX



PART I.     FINANCIAL INFORMATION                                                              PAGE
                                                                                               ----

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997                                                             3

               Condensed Consolidated Statements of Operations for the three
               months ended March 31, 1998 and 1997                                              4

               Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                                              5

               Notes to Condensed Consolidated Financial Statements                              6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         7


PART II.       OTHER INFORMATION

Item 2.        Changes in securities and use of proceeds

Item 5.        Other Information                                                                 9

Item 6.        Exhibits and Reports on Form 8-K                                                 12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Eco Soil Systems, Inc.

                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                    March 31,       December 31,
ASSETS                                                                1998             1997
                                                                    --------        -----------
                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                       $    460         $  3,125
    Short-term investments, available-for-sale                            --            3,000
    Accounts receivable, net                                          17,790           10,148
    Inventories                                                       12,775            5,587
    Prepaid expenses and other current assets                            978              536
                                                                    --------         --------
Total current assets                                                  32,003           22,396
Property and equipment, net                                            2,036            1,150
Equipment under operating leases, net                                  6,483            6,735
Intangible assets, net                                                10,723            6,515
Other assets                                                             472              312
                                                                    --------         --------
Total assets                                                        $ 51,717         $ 37,108
                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $ 13,136         $  2,492
    Accrued expenses                                                   1,652            2,151
    Deferred revenue                                                     609               --
    Current portion of long-term debt                                  1,329            1,259
    Current portion of capital lease obligations                          36               --
    Current portion of advances from shareholders                      1,525               14
                                                                    --------         --------
Total current liabilities                                             18,287            5,916
Long-term debt, net of current portion                                 2,439            1,412
Capital lease obligations, net of current portion                        145               --
                                                                    --------         --------
Total liabilities                                                     20,871            7,328

Shareholders' equity:
    Preferred stock
        $.005 par value; 5,000,000 shares authorized;                     --               --
        none issued and outstanding
    Common stock
        $.005 par value; 25,000,000 shares authorized;                    82               77
        16,464,733 and  15,320,923 issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively
    Additional paid-in capital                                        46,527           43,708
    Warrants                                                             230              242
    Note receivable from shareholder                                    (282)            (282)
    Accumulated deficit                                              (15,711)         (13,965)
                                                                    --------         --------
Total shareholders' equity                                            30,846           29,780
                                                                    --------         --------
Total liabilities and shareholders' equity                          $ 51,717         $ 37,108
                                                                    ========         ========


See accompanying notes.

Note: The Balance Sheet at December 31, 1997 is derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.

                             Eco Soil Systems, Inc.

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                     Three Months
                                                    Ended March 31,
                                             -----------------------------
                                                1998              1997
                                             -----------       -----------
Revenues:
    Proprietary products                       $  1,497         $  1,144
    Distributed products                          6,912            2,785
                                               --------         --------
Total revenues                                    8,409            3,929

Cost of revenues:
    Proprietary products                            523              214
    Distributed products                          5,180            2,040
                                               --------         --------
Total cost of revenues                            5,703            2,254

Gross profit                                      2,706            1,675

Operating expenses:
    Selling, general and administrative           3,796            2,288
    Research and development                         99              135
                                               --------         --------
Loss before interest, depreciation
    and amortization                             (1,189)            (748)
    Depreciation                                   (349)             (68)
    Amortization of intangibles                    (183)            (217)
                                               --------         --------
Loss from operations                             (1,721)          (1,033)
Interest expense                                    (95)            (167)
Interest income                                      74               --
                                               --------         --------
Net loss                                       $ (1,742)        $ (1,200)
                                               ========         ========
Net loss per share, basic and diluted          $   (.11)        $   (.12)
                                               --------         --------
Shares used in calculating net
    loss per share, basic and diluted            15,714            9,719
                                               ========         ========


See accompanying notes.

                             Eco Soil Systems, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                         Three Months
                                                                        Ended March 31,
                                                                    1998              1997
                                                                 -----------       -----------
OPERATING ACTIVITIES
Net loss                                                           $ (1,742)        $ (1,200)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization                                      532              285
     Changes in operating assets and liabilities, net of
        effect of acquired businesses:
         Accounts receivable                                         (3,294)          (2,206)
         Inventories                                                 (4,502)          (4,071)
         Prepaid expenses and other assets                             (442)             211
         Accounts payable                                             4,996            1,728
         Accrued liabilities                                            (85)             (98)
                                                                   --------         --------
Net cash used in operating activities                                (4,537)          (5,351)
                                                                   --------         --------
INVESTING ACTIVITIES
Sale of short term investments                                        3,000               --
Payments related to acquired businesses                              (2,224)          (1,288)
Purchase of property and equipment                                     (350)            (238)

                                                                   --------         --------
Net cash provided by (used in) investing activities                     426           (1,526)
                                                                   --------         --------

FINANCING ACTIVITIES
Advances from (repayments to) shareholders                               95             (369)

Repayments of long-term debt                                           (145)          (5,005)
Payments on capital lease obligations                                    (3)             (15)
Net proceeds from sale of common stock                                1,512           13,792
Purchase of  warrants                                                   (12)              --
                                                                   --------         --------
Net cash provided by financing activities                             1,447            8,403
                                                                   --------         --------

Net increase (decrease) in cash and cash equivalents                 (2,664)           1,526
Cash and cash equivalents at beginning of period                      3,124              150
                                                                   --------         --------
Cash and cash equivalents at end of period                         $    460         $  1,676
                                                                   ========         ========

                             ECO SOIL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.     BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

           In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1998 and 1997 have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

           The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.     NET LOSS PER SHARE

           In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS128") basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. As required by SFAS 128, the Company has restated the March 31, 1997 loss per share presentation.

3.     INVENTORY

Inventories consist of the following, (in thousands):

                              March 31,     December 31,
                                1998            1997
                            ------------    ------------
Raw Materials ..........    $       --      $       --
Work in process ........           3,850           1,072
Finished goods .........           8,970           4,645
Reserve ................             (45)           (130)
                            ------------    ------------
                            $     12,775    $      5,587
                            ============    ============

4.     COMPREHENSIVE INCOME

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement effective January 1, 1998, and has no components of comprehensive income to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Management's Discussion and Analysis that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to below. See "Item 5. Other Information. Factors That Could Affect Future Performance."

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 1998. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 will provide additional information.

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1997

REVENUES

     For the first quarter of 1998, revenues were $8.4 million, an increase of 114% versus $3.9 million for the first quarter of 1997. The increase in revenues reflects an increase in both distributed and proprietary revenues.

     For the first quarter of 1998, distributed revenues were $6.9 million, an increase of 148% versus $2.8 million for the first quarter of 1997. The increase in distributed revenues reflects the Company's acquisitions of Benham Chemical Corporation and Cannon Turf Supply Inc. in March 1998 and the opening of new branches.

     For the first quarter of 1998, proprietary revenues were $1.5 million, an increase of 31% versus $1.1 million for the first quarter of 1997. For the first quarter of 1998, revenues from BioJect menu items, primarily microbes, were $256,000, an increase of 140% versus $107,000 during the first quarter of 1997. The increase in revenues from BioJect lease and menu items was due to an increase in the installed base of BioJect systems from 238 at March 31, 1997 to 369 at March 31, 1998.

     For the first quarter of 1998, revenues from SoluJect and CalJect systems which were introduced in the third quarter of 1997 were $228,000.

     For the first quarter of 1998, revenues from CleanRack and ClearLake systems were $330,000, an increase of 263% versus $91,000 during the first quarter of 1997. The increase reflects results of greater marketing efforts.

     For the first quarter of 1998, revenues from Aspen Consulting Service were $295,000, a decrease of 7% versus $315,000 during the first quarter of 1997.

     For the first quarter of 1998, sales of other proprietary products, which consisted primarily of fertilizer and nutrient sales, were $216,000, a decrease of 1% versus $218,000 during the first quarter of 1997.

GROSS PROFIT

     For the first quarter of 1998, the Company's gross profit was $2.7 million, an increase of 62% versus $1.7 million for the first quarter of 1997. The increase in gross profit was due to the increase in both distributed and proprietary revenues. For the first quarter of 1998, the Company's gross margin was 32% versus 43% for the first quarter of 1997. The decline in the gross margin was due to proportionally greater sales of distributed products, which carry a lower margin. For the first quarter of 1998, the Company's gross profit on distributed products was $1.7 million, an increase of 132% versus $745,000 for the first quarter of 1998. The increase in the gross profit on distributed products was due to the previously discussed acquisitions. For the first quarter of 1998, the gross margin on distributed products was 25% compared to 27% during the first quarter of 1997. The decline in the gross margin on distributed sales during the first quarter of 1997 was due to a change in the distributed product mix.

     For the first quarter of 1998, the gross profit on proprietary sales was $974,000, an increase of 5% versus $930,000 during the first quarter of 1997. The increase in the gross profit on proprietary sales was due to an increase in the number of installed BioJect systems. For the first quarter of 1998, the gross margin on proprietary sales was 65% compared to 81% during the first quarter of 1997. The decline of the proprietary gross margin reflects the increased sales of proprietary products that carry a lower margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the first quarter of 1998, selling, general and administrative ("SG&A") expense was $3.8 million, an increase of 66% versus $2.3 million during the first quarter of 1997. The increase in SG&A expense was due to additional overhead costs associated with the previously discussed acquisitions.

RESEARCH AND DEVELOPMENT EXPENSE

     For the first quarter of 1998, research and development ("R&D") expense was $99,000, a decrease of 27% versus $135,000 during the first quarter of 1997. The decline in R&D expense during the first quarter of 1998 reflects the Company's emphasis on the engineering and manufacture of the BioJect system rather than more traditional research and development efforts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from revenues from sales of its products, sales of its common stock, borrowing from its principal shareholders and bank financing. The Company's operating and investing activities used cash of $4.1 million during the three months ended March 31, 1998.

     The Company presently has $5.0 million of borrowing capability from its existing line of credit with Imperial Bank. The Company believes that it has sufficient resources to finance its operations and future growth for at least the next twelve months.

                                    PART II

                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

            On March 26, 1998, the Company issued 239,929 shares of the Company's common stock to the shareholders of Cannon Turf Supply Inc. ("Cannon Turf") pursuant to an Agreement and Plan of Merger dated as of March 16, 1998 (the "Cannon Merger Agreement") by and among the Company, Turf Acquisition Sub, Inc., a wholly owned subsidiary of the Company ("Cannon Merger Sub"), Cannon Turf and the shareholders of Cannon Turf (the "Cannon Shareholders"). Pursuant to the Cannon Merger Agreement, the Company issued to the Cannon Shareholders an aggregate of 239,929 shares of the Company's common stock and $1,141,235 in cash in exchange for all of the outstanding common stock of Cannon Turf. The issuance of the Company's common stock in connection with the Cannon Merger Agreement was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), taking into account the nature of the offering, the number of Cannon Shareholders, the sophistication of the Cannon Shareholders, the representations of the Cannon Shareholders that they acquired the common stock of the Company for their own account and the absence of general solicitation of advertising.

ITEM 5.  OTHER INFORMATION

RECENT ACQUISITIONS

            In March 1998, the Company consummated a merger (the "Cannon Merger") whereby it acquired all of the outstanding capital stock of Cannon Turf from the Cannon Shareholders pursuant to the Cannon Merger Agreement. The Cannon Merger was structured as a forward triangular merger intended to qualify as a tax free reorganization. Pursuant to the Cannon Merger Agreement, Cannon Turf was merged with and into Cannon Merger Sub whereupon the separate existence of Cannon Turf ceased and Cannon Merger Sub remained a wholly owned subsidiary of the Company. Cannon Merger Sub will continue the operations of Cannon Turf, a golf and turf products supplier with operations in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin. Through the acquisition of the outstanding capital stock of Cannon Turf, the Company indirectly acquired all of Cannon Turf's assets, which include, among other things, leases with respect to warehouses located in Illinois, Indiana, Kentucky and Ohio, and certain tangible personal property (including equipment) and inventory used in connection with the operation of Cannon Turf's turf supply business.

            In exchange for all of the outstanding capital stock of Cannon Turf, the Company issued to the Cannon Shareholders an aggregate of 239,929 shares of the Company's common stock and $1,141,235 in cash. The Company used proceeds from its December 1997 public offering for the cash portion of the consideration paid to the Cannon Shareholders. The Company also agreed to make certain earn-out payments in equal parts cash and the Company's common stock based on the EBITDA of Cannon Merger Sub for the years ending December 31, 1998 and 1999. The maximum dollar value of the 1998 and 1999 earn-out payments would be $895,047 and $1,167,453, respectively. The Company determined the amount of consideration to be paid based on, among other things, an internal analysis of the historical revenues and net income of Cannon Turf and an assessment of the compatibility of Cannon Turf's business with the Company's existing distribution business.

            In March 1998, the Company also purchased all of the outstanding capital stock ("the Benham Purchase") of Benham Chemical Corporation ("Benham Chemical") from the sole shareholder of Benham Chemical (the "Benham Shareholder") pursuant to a Stock Purchase Agreement dated as of January 21, 1998 (the "Purchase Agreement") by and among the Company, Benham Chemical and the Benham Shareholder. Pursuant to the Benham Purchase, Benham Chemical became a wholly-owned subsidiary of the Company. Benham Chemical will continue its operations which include the supply of golf and turf products in Michigan. Through the purchase of the common stock of Benham Chemical, the Company indirectly acquired all of Benham Chemical's assets, which include, among other things, certain tangible personal property (including equipment) and inventory used in connection with the operation of Benham Chemical's business. In exchange for all of the outstanding capital stock of Benham Chemical, the Company delivered to the Benham Shareholder $850,000, a portion of which is held in escrow for a period of eighteen months from the date of the closing of the Benham Purchase. The Company used proceeds from its December 1997 public offering for the consideration paid to the Benham Shareholder.

            On April 30, 1998, the Company consummated a merger (the "Agricultural Supply Merger") whereby it acquired all of the outstanding capital stock of Agricultural Supply, Inc. ("ASI") from the shareholders of ASI (collectively, the "ASI Shareholders") pursuant to an Agreement and Plan of Merger dated as of April 30, 1998 (the "ASI Merger Agreement") by and among the Company, Agricultural Acquisition Sub, Inc., a wholly owned subsidiary of the Company ("ASI Merger Sub"), ASI and the ASI Shareholders. Similar to the Cannon Merger described above, the ASI Merger was structured as a forward triangular merger intended to qualify as a tax free reorganization. Pursuant to the ASI Merger Agreement, ASI was merged with and into ASI Merger Sub whereupon the separate existence of ASI ceased and ASI Merger Sub remained a wholly owned subsidiary of the Company. ASI Merger Sub will continue the operations of ASI, which include the distribution and supply of irrigation equipment, spare parts and supplies, fertilizer and control products to commercial and agricultural growers in Southern California and Mexico. Through the acquisition of the outstanding capital stock of ASI, the Company indirectly acquired all of ASI's assets, which include, among other things, leases with respect to warehouses located in southern California and Mexico, and certain tangible personal property (including equipment) and inventory used in connection with the operation of ASI's business.

            In exchange for all of the outstanding capital stock of ASI, the Company delivered to the ASI Shareholders an aggregate of $456,000 in cash and agreed to issue to the ASI Shareholders an aggregate of 225,284 shares of the Company's common stock subject to the completion of an audit of ASI's financial statements and subject to customary post-closing adjustments. The Company used proceeds from its December 1997 public offering for the cash portion of the consideration paid to the ASI Shareholders. The Company also agreed to make certain earn-out payments in the form of the Company's common stock based on the EBITDA of ASI Merger Sub for the years ending December 31, 1998 and 1999. The maximum dollar value of the 1998 and 1999 earn-out payments would be $680,236 and $770,565, respectively. The Company determined the amount of consideration to be paid based on, among other things, an internal analysis of the historical revenues and net income of ASI, an assessment of the compatibility of ASI's business with the Company's existing distribution business and the historical revenues of the Company derived from agricultural markets.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

           This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis or Plan of Operation." The actual results of the Company could differ materially from any forward looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

           At March 31, 1998 the Company had an accumulated deficit of $15.7 million. The Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. The Company's recent losses have resulted in part from expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions.

           In order to expand its business and achieve significant growth in sales, the Company must continue to broaden its sales and marketing capability and increase the size of its customer base, in part through the acquisition of independent dealers and distributors. Although sales of certain of the Company's products are growing, some of the Company's products and operations remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts. These risks include unforeseen problems, delays, expenses and complications frequently encountered in the early phases of research, development and commercialization of products, and expenses associated with hiring and training additional sales, marketing and customer service personnel.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:
           27.1.    Financial Data Schedule

No reports on Form 8-K were filed with the SEC during the three months ended March 31, 1998.

       SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Eco Soil Systems, Inc.

Date: May 15, 1998                              By: /s/ William B. Adams
                                                    ----------------------------
                                                    William B. Adams
                                                    Chairman and Chief Executive
                                                    Officer


Date: May 15, 1998                              By: /s/ L. Jean Dunn, Jr.
                                                    ----------------------------
                                                    L. Jean Dunn, Jr.
                                                    Chief Financial Officer