Form 10QSB
period 1998-06-30
ECO SOIL SYSTEMS INC
filed 1998-08-13
CIK 876103

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                      ---------------------------------------

                                    FORM 10-QSB

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934.
For the quarterly period ended June 30, 1998

    Transition report under Section 13 or 15(d) of the Exchange Act.
---
For the transition period from ___________ to ___________

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

YES    X        NO
    -------        -------



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 1998, 16,516,980 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.



Transitional Small Business Disclosure Format (check one):

YES             NO    X
    -------        -------

                               ECO SOIL SYSTEMS, INC.
                                 FORM 10-QSB INDEX




PART I.     FINANCIAL INFORMATION                                          PAGE
                                                                           ----

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1998
               (unaudited) and December 31, 1997                            3

               Condensed Consolidated Statements of Operations
               (unaudited) for the Three Months and Six Months
               Ended June 30, 1998 and 1997                                 4

               Consolidated Statements of Cash Flows (unaudited) for
               the Six Months Ended June 30, 1998 and 1997                  5

               Notes to Condensed Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                   12

Item 4.        Submissions of Matters to a Vote of Security Holders        12

Item 5.        Other Information                                           13


Item 6.        Exhibits and Reports on Form 8-K                            16

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               Eco Soil Systems, Inc.

                       Condensed Consolidated Balance Sheets
                         (in thousands, except share data)

                                                       June 30,        December 31,
ASSETS                                                   1998             1997
                                                       --------        ------------
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                           $  1,325        $  3,125
     Short-term investments, available-for-sale             -             3,000
   Accounts receivable, net                              22,606          10,148
   Inventories                                           15,855           5,587
   Prepaid expenses and other current assets              3,710             536
                                                       --------        --------
Total current assets                                     43,496          22,396
Property and equipment, net                               3,945           1,150
Equipment under operating leases, net                     6,197           6,735
Intangible assets, net                                   13,752           6,515
Other assets                                                934             312
                                                       --------        --------
Total assets                                           $ 68,324        $ 37,108
                                                       --------        --------
                                                       --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $ 15,903         $ 2,492
   Accrued expenses                                       5,627           2,151
   Current portion of long-term obligations              10,270           1,273
                                                       --------        --------
Total current liabilities                                31,800           5,916
Long-term obligations, net of current portion             1,615           1,412

Shareholders' equity:
   Preferred stock
      $.005 par value; 5,000,000 shares authorized;
      none issued and outstanding                            -               -
   Common stock
      $.005 par value; 50,000,000 and 25,000,000             82              77
        shares authorized at June 30, 1998 and
        December 31, 1997, respectively; 16,469,600
        and  15,320,923 issued and outstanding at
        June 30, 1998 and December 31, 1997,
        respectively

   Additional paid-in capital                            48,710          43,708
   Warrants                                                 230             242
   Notes receivable from shareholders                       (15)           (282)
   Accumulated deficit                                  (14,098)        (13,965)
                                                       --------        --------
Total shareholders' equity                               34,909          29,780
                                                       --------        --------
Total liabilities and shareholders' equity             $ 68,324        $ 37,108
                                                       --------        --------
                                                       --------        --------

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 1997 is derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.

                               Eco Soil Systems, Inc.

                  Condensed Consolidated Statements of Operations
                         (in thousands, except share data)

                                            Three Months         Six Months
                                           Ended June 30,      Ended June 30,
                                        -------------------  ------------------
                                           1998      1997      1998      1997
                                        --------   --------  --------  --------
                                            (unaudited)          (unaudited)
Revenues:
   Turf/Golf                            $ 20,728   $ 11,120  $ 29,130  $ 15,049
   Agriculture                             6,156        180     6,163       180
                                        --------   --------  --------  --------
Total revenues                            26,884     11,300    35,293    15,229

Cost of revenues:
   Turf/Golf                              14,560      6,957    20,259     9,211
   Agriculture                             4,530         46     4,534        46
                                        --------   --------  --------  --------
Total cost of revenues                    19,090      7,003    24,793     9,257

Gross profit                               7,794      4,297    10,500     5,972

Operating expenses:
   Selling, general and administrative     5,382      2,798     9,178     5,085
   Research and development                   68         12       168       147
                                        --------   --------  --------  --------
Income before interest, depreciation
    and amortization                       2,344      1,487     1,154       740
   Depreciation                              346         75       695       143
   Amortization of intangibles               275        127       458       344
                                        --------   --------  --------  --------

Income from operations                     1,723      1,285         1       253
Interest expense                             245         83       340       250
Interest income                              130        -         206       -
                                        --------   --------  --------  --------
Net income (loss)                       $  1,608   $  1,202  $   (133)  $     3
                                        --------   --------  --------  --------
                                        --------   --------  --------  --------
Net income (loss) per share of
   common stock - basic                 $    .10   $    .11  $   (.01)  $   .00
                                        --------   --------  --------  --------
Net income (loss) per share of
   common stock - diluted               $    .08   $    .08  $   (.01)  $   .00
                                        --------   --------  --------  --------
Average number of common shares
   outstanding:
     Basic                                16,665     11,405    16,029     9,199
                                        --------   --------  --------  --------
                                        --------   --------  --------  --------
     Diluted                              19,898     14,656    16,029    12,315
                                        --------   --------  --------  --------
                                        --------   --------  --------  --------

SEE ACCOMPANYING NOTES.

                               Eco Soil Systems, Inc.

                        Consolidated Statements of Cash Flows
                                   (in thousands)

                                                                 Six Months
                                                                Ended June 30,
                                                             -------------------
                                                                1998      1997
                                                             --------   --------
                                                                 (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                             $  (133)  $      3
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                             1,153        487
      Changes in operating assets and liabilities,
      net of effect of acquired businesses:
         Accounts receivable                                   (3,835)    (5,648)
         Inventories                                           (4,957)    (8,560)
         Prepaid expenses and other assets                     (3,113)      (410)
         Accounts payable                                       3,249      4,498
         Accrued liabilities                                      (69)       528
                                                             --------   --------
Net cash used in operating activities                          (7,705)    (9,102)
                                                             --------   --------
INVESTING ACTIVITIES
Sale of short term investments                                  3,000        -
Payments related to acquired businesses                        (2,321)    (1,289)
Purchase of property and equipment
Proceeds from note receivable                                    (787)      (578)
Purchase of patents and licenses                                  (25)       -
                                                             --------   --------
Net cash used in investing activities                            (133)    (1,867)
                                                             --------   --------


FINANCING ACTIVITIES
Repayments to shareholders                                     (1,066)      (369)
Proceeds from long-term debt                                    5,845      2,572
Repayments of long-term debt                                     (575)    (5,236)
Payments on capital lease obligations                              (5)       (22)
Net proceeds from sale of common stock                          1,839     13,891
                                                             --------   --------
Net cash provided by financing activities                       6,038     10,836
                                                             --------   --------

Net decrease in cash and cash equivalents                      (1,800)      (133)
Cash  and cash equivalents at beginning of period               3,125        150
                                                             --------   --------
Cash  and cash equivalents at end of period                   $ 1,325   $     17
                                                             --------   --------
                                                             --------   --------

SEE ACCOMPANYING NOTES.

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

           In the opinion of Eco Soil Systems, Inc. ("the Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month and six-month periods ended June 30, 1998 and 1997 have been made. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

           The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


2.   NET INCOME (LOSS) PER SHARE

          In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128"), basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be present issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. As required by SFAS 128, the Company has restated prior periods to be presented consistently with the current year.

3.   INVENTORIES

           Inventories consist of the following, (in thousands):

                                                  June 30,     December 31,
                                                    1998           1997
                                                  --------     ------------

                    Work in process               $  5,017        $ 1,072
                    Finished goods                  11,021          4,645
                    Reserve                           (183)          (130)
                                                  --------        -------
                                                  $ 15,855        $ 5,587
                                                  --------        -------
                                                  --------        -------

                               ECO SOIL SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



4.   COMPREHENSIVE INCOME

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement effective January 1, 1998, and has no components of comprehensive income, other than net income or loss, to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements contained in this Management's Discussion and Analysis that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to those referred to below. See "Item 5. Other Information. Factors That Could Affect Future Performance."

          This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 1998. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 will provide additional information.

          In addition to other endeavors, the Company develops, markets and sells proprietary biological and traditional chemical products and distributes certain other biological and traditional chemical products to two principal markets: the golf and turf management market ("Turf/Golf") and the agricultural and crop market ("Agriculture").

SECOND QUARTER ENDED JUNE 30, 1998 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1997

REVENUES

          For the second quarter of 1998, revenues were $26.9 million, an increase of 138% versus $11.3 million for the second quarter 1997. The increase in revenues reflects an increase in both Turf/Golf and Agriculture revenues.

          For the second quarter of 1998, Turf/Golf revenues were $20.7 million, an increase of 86% versus $11.1 million for the second quarter 1997. The increase in Turf/Golf sales occurred in all three operating regions of the U.S. as a result of the first quarter of 1998 acquisitions of Cannon Turf Supply, Inc. and Benham Chemical Corporation in the midwest, the opening of warehouses in the west and stronger sales in the east.

          For the second quarter of 1998, Agriculture revenues were $6.2 million, compared to $180,000 for the second quarter of 1997. Agriculture revenues were affected favorably by the acquisitions of Agricultural Supply, Inc. in April 1998 and Yuma Sprinkler & Pipe Supply, and Riegomex S.A. de C.V. in June 1998.

GROSS PROFIT

          For the second quarter of 1998, the Company's gross profit was $7.8 million, an increase of 81% versus $4.3 million for the second quarter of 1997. The increase in gross profit was due to the increase in both Turf/Golf and Agriculture revenues. For the second quarter of 1998, the Company's gross margin was 29% versus 38% during the second quarter of 1997. The decrease in gross margin was due to a change in product mix.

          For the second quarter of 1998, the gross profit on Turf/Golf sales was $6.2 million, an increase of 48% versus $4.2 million during the second quarter of 1997. The increase in gross profit on

Turf/Golf sales is directly related to the increase in revenue, as previously discussed. For the second quarter of 1998, the gross margin on Turf/Golf products was 30% versus 37% during the second quarter of 1997. The decrease in gross margin on Turf/Golf sales was due to a change in the product mix.

     For the second quarter of 1998, the gross profit on Agriculture sales was $1.6 million, compared to $134,000 during the second quarter of 1997.
The increase in gross profit on Agriculture sales was directly related to the increase in revenue. For the second quarter of 1998, the gross margin on Agriculture products was 26% versus 74% during the second quarter of 1997. The decrease in gross margin on Agriculture sales was due to a change in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

          For the second quarter of 1998, selling, general and administrative ("SG&A") expense was $5.4 million, an increase of 92% versus $2.8 million during the second quarter of 1997. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions.


RESEARCH AND DEVELOPMENT EXPENSE

          For the second quarter of 1998, research and development ("R&D") expense was $68,000, an increase of 467% versus $12,000 during the second quarter of 1997. The increase in R & D expense was due to ongoing analysis and testing of products for the Agriculture and Turf/Golf markets.

INTEREST EXPENSE

          For the second quarter of 1998, interest expense was $245,000, an increase of 195% versus $83,000 for the second quarter of 1997. The increase in interest expense reflects an increase in the amount of debt outstanding.

AMORTIZATION EXPENSE

          For the second quarter of 1998, amortization expense was $275,000, an increase of 117% versus $127,000 for the second quarter of 1997. The increase in amortization expense is due to an increase in goodwill directly related to the Company's recent acquisitions.

NET INCOME

          For the second quarter of 1998, net income was $1.6 million or $.08 per share versus net income of $1.2 million or $.08 per share during the second quarter of 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

          For the first six months of 1998, revenues were $35.3 million, an increase of 132% versus $15.2 million for the first six months of 1997. The increase in revenues reflects an increase in both Turf/Golf and Agriculture revenues.

          For the first six months of 1998, Turf/Golf revenues were $29.1 million, an increase of 94% versus $15 million for the first six months of 1997. The increase in Turf/Golf revenues occurred in all three operating regions of the U.S. as a result of the first quarter of 1998 acquisitions of Cannon Turf Supply, Inc. and Benham Chemical Corporation in the midwest and from warehouse openings in the west and east.

          For the first six months of 1998, Agriculture revenues were $6.2 million, compared to $180,000 for the first six months of 1997. Agriculture revenues were affected favorably by the acquisitions of Agricultural Supply, Inc. in April 1998 and Yuma Sprinkler & Pipe Supply, and Riegomex S.A. de C.V. in June 1998.

GROSS PROFIT

          For the first six months of 1998, the Company's gross profit was $10.5 million, an increase of 76% versus $6.0 million for the first six months of 1997. The increase in gross profit was due to the increase in both Turf/Golf and Agriculture revenues. For the first six months of 1998, the Company's gross margin was 30% versus 39% for the first six months of 1997. The decrease in gross margin was due to a change in product mix.

          For the first six months of 1998, the gross profit on Turf/Golf sales was $8.9 million, an increase of 52% versus $5.8 million during the first six months of 1997. The increase in the gross profit on Turf/Golf sales is directly related to the increase in revenue. For the first six months of 1998, the gross margin on Turf/Golf products was 30% versus 39% during first six months of 1997. The decrease in gross margin on Turf/Golf sales was due to a change in the product mix.

          For the first six months of 1998, the gross profit on Agriculture sales was $1.6 million, compared to $134,000 during the first six months of 1997. The increase in the gross profit on Agriculture sales is directly related to the increase in revenue, as previously discussed. For the first six months of 1998, the gross margin on Agriculture products was 26% versus 74% during the first six months of 1997. The decrease in gross margin on Agriculture sales was due to a change in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

          For the first six months of 1998, SG&A expense was $9.2 million, an increase of 80% versus $5.1 million during the first six months of 1997. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions.

RESEARCH AND DEVELOPMENT

          For the first six months of 1998, R&D expense was $168,000, an increase of 14% versus $147,000 during the first six months of 1997. The increase in R&D expense was due to ongoing analysis and testing of products for the agriculture and golf markets.


INTEREST EXPENSE

          For the first six months of 1998 interest expense was $340,000, an increase of 36% versus $250,000 during the first six months of 1997. The increase in interest expense reflects an increase in the amount of debt outstanding.

AMORTIZATION EXPENSE

          For the first six months of 1998, amortization expense was $458,000, an increase of 33% versus $344,000 during the first six months of 1997. The increase in amortization expense is due to an increase in the Company's goodwill directly related to the previously discussed acquisitions.

NET INCOME

          For the six months ended June 30, 1998 net loss was $133,000 or $.01 per share versus net income of $3,000 or $.00 per share for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations from revenues from sales of its products, sales of its Common Stock, borrowing from its principal shareholders and bank financing. The Company's operating and investing activities used cash of $3.7 million during the second quarter of 1998 and $7.8 million during the first six months of 1998.

          The Company has entered into negotiations to secure $15 million of senior subordinated notes, and a $20 million line of credit. Financing is expected to close before the end of the third quarter.

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

YEAR 2000

          The Company is in the process of upgrading its existing computer software and information technology and recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures.
The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have a material impact on the operations of the Company. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The project cost is approximately $20,000 and is expected to be completed not later than December 31, 1998, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software the Year 2000 issue will not pose significant operation problems for its computer systems.

                                      PART II

                                 OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

          On April 30, 1998, the Company issued 225,284 shares of the Company's common stock to the shareholders of Agricultural Supply, Inc. ("Ag Supply") pursuant to an Agreement and Plan of Merger dated as of April 30, 1998 (the "Ag Supply Merger Agreement") by and among the Company, Agricultural Acquisition Sub, Inc., a wholly owned subsidiary of the Company ("Ag Supply Merger Sub"), Ag Supply and the shareholders of Ag Supply (the "Ag Supply Shareholders"). Pursuant to the Ag Supply Merger Agreement, the Company issued to the Ag Supply Shareholders an aggregate of 225,284 shares of the Company's common stock and $456,000 in cash in exchange for all the outstanding common stock of Ag Supply. The issuance of the Company's common stock in connection with the Ag Supply Merger Agreement was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), taking into account the representations of the Ag Supply Shareholders that they acquired the common stock of the Company for their own account and the absence of general solicitation or advertising.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 19, 1998, the Company held an Annual Meeting of Shareholders at which the following proposals were voted on by shareholders:

     1. Election of two directors for a three-year term to expire at the 2001 Annual Meeting of Shareholders. The votes cast for, against, withheld or abstained as to each nominee are set forth below.

          NOMINEE                FOR            AGAINST     WITHHELD
          ----------------------------------------------------------
          Jeffrey A. Johnson     12,806,964     none        82,887
          William S. Potter      12,880,051     none         9,800

     2. To amend the Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 shares.

                                 FOR            AGAINST     ABSTAINED
                                 ------------------------------------
                                 12,683,950     143,841     62,060

     3. To approve the adoption of the 1998 Stock Option Plan of the Company and the reservation of 1,000,000 shares of Common Stock for the issuance thereunder.

                                 FOR            AGAINST     ABSTAINED
                                 ------------------------------------
                                 8,024,364      871,934     52,826

     4. To amend the Amended and Restated Articles of Incorporation of the Company to provide for a staggered Board of Directors consistent with the Company's Bylaws, Articles of Correction to Amended and Restated Articles of Incorporation and current practice.

                                 FOR            AGAINST     ABSTAINED
                                 ------------------------------------
                                 7,347,039      1,549,483   52,602

     5. To amend the Amended and Restated Articles of Incorporation of the Company to allow the Board of Directors to determine the size of the Board.


                                 FOR            AGAINST     ABSTAINED
                                 ------------------------------------
                                 11,067,258     1,785,796   36,797


ITEM 5.  OTHER INFORMATION

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

          This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-KSB for the fiscal year ended December 31, 1997

          At June 30, 1998, the Company had an accumulated deficit of $14.1 million. The Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. The Company's recent losses have resulted in part from expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions.

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

          The Company may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on behalf of the Company. The Company currently carries a product liability insurance policy with an aggregate limit of $17 million. There can be no assurance, however, that such product liability insurance will adequately protect the Company against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business and prospects of the Company.

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

RECENT ACQUISITIONS

         The Company entered into a binding letter of intent effective June 30, 1998, confirming agreements reached earlier in the month of June, to acquire Controlled Irrigation International, d.b.a. Yuma Sprinkler and Pipe Supply, and Riegomex S.A. de C.V., leading suppliers of low volume drip irrigation systems to the agricultural markets of Arizona, New Mexico and Central and Northern Mexico. The shareholders of the acquired company will exchange their shares for $300,000 cash and 48,989 shares of the Company's common stock. The Company has also agreed to make certain earn-out payments in cash and the Company's common stock based on the earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired company for the years ending December 31, 1998 and 1999. The maximum aggregate dollar value of the 1998 and 1999 earn-out payments would be $400,000 and $300,000, respectively. The cost of the acquired company will be up to $1.5 million, which includes the fair value of the consideration given and direct costs.

         The Company entered into a binding letter of intent effective June 22, 1998, confirming agreements reached earlier in the month of June, to acquire the remaining 50% interest in Agricultural Supply de Mexico, S.A. de C.V., a distributor of micro irrigation products in Mexico. The shareholders of the acquired company will exchange their shares for $300,000 cash. The Company has also agreed to make certain earn-out payments in the Company's common stock based on the EBITDA of the acquired company for the years ending December 31, 1998 through 2003. The maximum aggregate dollar value of the 1998 through 2003 earn-out payments would be $1.1 million. The cost of the acquired company will be up to $1.4 million, which includes the fair value of the consideration given and direct costs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit:

     10.1.     1998 Stock Option Plan
     27.1.     Financial Data Schedule

No reports on Form 8-K were filed with the SEC during the period ended June 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Eco Soil Systems, Inc.

Date: AUGUST 11, 1998                   By: /s/ William B. Adams
                                            --------------------
                                            William B. Adams
                                            Chairman and Chief Executive
                                            Officer

Date: AUGUST 11, 1998                   By: /s/ L. Jean Dunn, Jr.
                                            ---------------------
                                            L. Jean Dunn, Jr.
                                            Chief Financial Officer