Form 10QSB
period 1998-09-30
ECO SOIL SYSTEMS INC
filed 1998-11-16
CIK 876103

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                   ---------------------------------------
                                 FORM 10-QSB

(Mark One)
 X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
---
1934.
For the quarterly period ended September 30, 1998

    Transition report under Section 13 or 15(d) of the Exchange Act.
---
For the transition period from ___________ to ___________

Commission File Number:  0-21975

                            ECO SOIL SYSTEMS, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

                NEBRASKA                              47-0709577
     -------------------------------              ------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

                             10890 THORNMINT ROAD
                         SAN DIEGO, CALIFORNIA  92127
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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
    -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 1998, 16,696,463 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

YES          NO   X
    -----       -----

                            ECO SOIL SYSTEMS, INC.
                              FORM 10-QSB INDEX


                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997                                         3

          Condensed Consolidated Statements of Operations (unaudited) for the
          Three Months and Nine Months Ended September 30, 1998 and 1997            4

          Consolidated Statements of Cash Flows (unaudited) for the Nine
          Months Ended September 30, 1998 and 1997                                  5

          Notes to Condensed Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 8

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                12

Item 5.   Other Information                                                        12

Item 6.   Exhibits and Reports on Form 8-K                                         15

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Eco Soil Systems, Inc.

                    Condensed Consolidated Balance Sheets
                      (in thousands, except share data)

                                                                      September 30,      December 31,
                                                                          1998              1997
                                                                      -------------      ------------
                                                                       (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                          $  1,850             $  3,125
     Short-term investments, available-for-sale                                -                3,000
     Accounts receivable, net                                             24,892               10,148
     Inventories                                                          15,947                5,587
     Prepaid expenses and other current assets                             5,442                  536
                                                                        --------             --------
Total current assets                                                      48,131               22,396
Property and equipment, net                                                4,424                1,150
Equipment under operating leases, net                                      5,796                6,735
Intangible assets, net                                                    15,362                6,515
Other assets                                                               3,410                  312
                                                                        --------             --------
Total assets                                                            $ 77,123             $ 37,108
                                                                        --------             --------
                                                                        --------             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $ 12,878             $  2,492
     Accrued expenses                                                      6,470                2,151
     Current portion of long-term obligations                                520                1,273
                                                                        --------             --------
Total current liabilities                                                 19,868                5,916
Subordinated notes                                                        15,000                    -
Long-term obligations, net of current portion                              3,599                1,412

Shareholders' equity:
     Preferred stock
          $.005 par value; 5,000,000 shares authorized;                        -                    -
          none issued and outstanding
     Common stock
          $.005 par value; 50,000,000 and 25,000,000 shares                   83                   77
          authorized at September 30, 1998 and December 31, 1997,
          respectively; 16,631,296 and 15,320,923 issued and
          outstanding at September 30, 1998 and December 31, 1997,
          respectively
     Additional paid-in capital                                           49,370               43,708
     Warrants                                                              1,020                  242
     Notes receivable from shareholders                                      (15)                (282)
     Accumulated deficit                                                 (11,802)             (13,965)
                                                                        --------             --------
Total shareholders' equity                                                38,656               29,780
                                                                        --------             --------
Total liabilities and shareholders' equity                              $ 77,123               37,108
                                                                        --------             --------
                                                                        --------             --------

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 1997 is derived from the audited financial statements at that date but does not include all of the disclosures required by generally accepted accounting principles.

                             Eco Soil Systems, Inc.

               Condensed Consolidated Statements of Operations
                    (in thousands, except per share data)

                                                           Three Months           Nine Months
                                                        Ended September 30,   Ended September 30,
                                                        -------------------   -------------------
                                                          1998        1997      1998      1997
                                                          ----        ----      ----      ----
                                                            (unaudited)           (unaudited)
Revenues:
  Turf/Golf                                              $21,678     $13,824   $50,808   $28,872
  Agriculture                                              8,311          89    14,474       269
                                                         -------     -------   -------   -------
Total revenues                                            29,989      13,913    65,282    29,141

Cost of revenues:
  Turf/Golf                                               14,798       9,790    35,057    19,000
  Agriculture                                              5,323          13     9,857        59
                                                         -------     -------   -------   -------
Total cost of revenues                                    20,121       9,803    44,914    19,059

Gross profit                                               9,868       4,110    20,368    10,082

Operating expenses:
  Selling, general and administrative                      6,228       2,772    15,394     7,857
  Research and development                                   145          42       313       189
                                                         -------     -------   -------   -------
Income before interest, depreciation and amortization      3,495       1,296     4,661     2,036
  Depreciation                                               510         234     1,218       376
  Amortization of intangibles                                395          56       852       401
                                                         -------     -------   -------   -------

Income from operations                                     2,590       1,006     2,591     1,259
Interest expense                                             439         179       779       430
Interest income                                              147           -       353         -
                                                         -------     -------   -------   -------
Net income                                               $ 2,298     $   827   $ 2,165   $   829
                                                         -------     -------   -------   -------
                                                         -------     -------   -------   -------

Net income per share of common stock - basic             $   .14     $   .07   $   .13   $   .07
                                                         -------     -------   -------   -------
Net income per share of common stock - diluted           $   .12     $   .05   $   .11   $   .06
                                                         -------     -------   -------   -------

Average number of common shares outstanding:
  Basic                                                   16,598      11,840    16,214    11,266
                                                         -------     -------   -------   -------
                                                         -------     -------   -------   -------
  Diluted                                                 19,488      15,045    19,546    14,786
                                                         -------     -------   -------   -------
                                                         -------     -------   -------   -------

SEE ACCOMPANYING NOTES.

                              Eco Soil Systems, Inc.

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                              Nine Months
                                                                          Ended September 30,
                                                                          -------------------
                                                                           1998        1997
                                                                           ----        ----
                                                                              (unaudited)
OPERATING ACTIVITIES
Net income                                                               $  2,165      $   829
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization                                             2,070          777
  Deferred gain on sale leaseback                                               -          210
  Gain on sale of fixed assets                                                (12)           -
  Changes in operating assets and liabilities, net of effect of acquired businesses:
    Accounts receivable                                                    (6,420)      (8,359)
    Inventories                                                            (5,161)      (1,630)
    Prepaid expenses and other assets                                      (5,180)          42
    Accounts payable                                                          224        1,941
    Accrued liabilities                                                       (74)       1,244
                                                                         --------      -------
Net cash used in operating activities                                     (12,388)      (4,946)
                                                                         --------      -------

INVESTING ACTIVITIES
Sale of short term investments                                              3,000            -
Payments related to acquired businesses                                    (2,452)      (1,424)
Proceeds from disposition of equipment under operating leases                   -        1,325
Purchase of equipment under operating leases                                    -       (5,063)
Purchase of property and equipment                                         (1,311)        (715)
Purchase of patents and licenses                                              (25)           -
                                                                         --------      -------
Net cash used in investing activities                                        (788)      (5,877)
                                                                         --------      -------


FINANCING ACTIVITIES
Repayments to shareholders                                                 (1,068)        (356)
Proceeds from subordinated debt                                            15,000            -
Proceeds from long-term debt                                               14,719         4,489
Repayments of long-term debt                                              (17,204)      (7,297)
Debt issuance costs                                                        (1,532)           -
Repayments on capital lease obligations                                       (13)         (22)
Net proceeds from sale of common stock                                      1,999       14,071
                                                                         --------      -------
Net cash provided by financing activities                                  11,901       10,885
                                                                         --------      -------

Net increase/(decrease) in cash and cash equivalents                       (1,275)          62
Cash and cash equivalents at beginning of period                            3,125          150
                                                                         --------      -------
Cash and cash equivalents at end of period                               $  1,850      $   212
                                                                         --------      -------
                                                                         --------      -------

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

     In the opinion of Eco Soil Systems, Inc. the ("Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month and nine-month periods ended September 30, 1998 and 1997 have been made. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.   NET INCOME PER SHARE

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

3.   INVENTORIES

     Inventories consist of the following, (in thousands):

                                       September 30,     December 31,
                                          1998              1997
                                       -------------     ------------
           Work in process               $ 6,058            $1,072
           Finished goods                 10,071             4,645
           Reserve                          (182)             (130)
                                         -------            ------
                                         $15,947            $5,587
                                         -------            ------
                                         -------            ------

                            ECO SOIL SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no components of comprehensive income, other than net income or loss, to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Management's Discussion and Analysis that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to in "Item 5. Other Information. Factors That Could Affect Future Performance."

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1998. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 will provide additional information.

     In addition to other endeavors, the Company develops, markets and sells proprietary biological and traditional chemical products and distributes certain other biological and traditional chemical products to two principal markets: the turf and golf management market ("Turf/Golf") and the agricultural and crop market ("Agriculture").


THIRD QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1997

REVENUES

     For the third quarter of 1998, revenues were $30 million, an increase of 116% versus $13.9 million for the third quarter of 1997. The increase in revenues reflects an increase in both Turf/Golf and Agriculture revenues.

     For the third quarter of 1998, Turf/Golf revenues were $21.7 million, an increase of 57% versus $13.8 million for the third quarter of 1997. The increase in Turf/Golf sales occurred in all three operating regions of the U.S. primarily as a result of the Company's acquisitions, in the first quarter of 1998, of Cannon Turf Supply, Inc. and Benham Chemical Corporation in the Midwest, the opening of warehouses in the West and stronger sales in the East. Turf/Golf revenues included royalty fees under a distribution agreement of $450,000.

     For the third quarter of 1998, Agriculture revenues were $8.3 million, compared to $89,000 for the third quarter of 1997. Agriculture revenues increased as a result of the acquisitions of Agricultural Supply, Inc. in April 1998 and Yuma Sprinkler & Pipe Supply and Riegomex S.A. de C.V. in June 1998.

GROSS PROFIT

     For the third quarter of 1998, the Company's gross profit was $9.9 million, an increase of 140% vesus $4.1 million for the third quarter of 1997. The increase in gross profit was due to the increase in both Turf/Golf and Agriculture revenues. Included in Turf/Golf revenues during the third quarter of 1997 were $2.4 million in revenues from a sale leaseback transaction, at zero margin. For the third quarter of 1998, the Company's gross margin was 33% versus 30% during the third quarter of 1997. The gross margin for the third quarter of 1997, excluding the sale leaseback transaction, was 36%. The 3% decrease in gross margin, net of the sale leaseback transaction, is a function of the product mix associated with the various distribution businesses acquired during 1998.

     For the third quarter 1998, the gross profit on Turf/Golf sales was $6.9 million, an increase of 71% versus $4.0 million during the third quarter of 1997. The increase in gross profit on Turf/Golf sales is directly related to the increase in Turf/Golf revenue, as previously discussed. For the third quarter of 1998, the gross margin on Turf/Golf products was 32% versus 29% during the third quarter of 1997. The gross margin of Turf/Golf products for the third quarter of 1997, excluding the sale leaseback transaction, was 35%. The 3% decrease in gross margin, net of the sale leaseback transaction, is a function of the product mix associated with the various distribution businesses acquired during 1998.

sales is directly related to the increase in Turf/Golf revenue, as previously discussed. For the third quarter of 1998, the gross margin on Turf/Golf products was 32% versus 29% during the third quarter of 1997. The increase in gross margin on Turf/Golf sales was due to a change in product mix.

     For the third quarter of 1998, the gross profit on Agriculture sales was $3.0 million, compared to $76,000 during the third quarter of 1997. The increase in gross profit on Agriculture sales was directly related to the increase in Agriculture revenue, as previously discussed. For the third quarter of 1998, the gross margin on Agriculture products was 36% versus 85% during the third quarter of 1997. The increase in gross margin on Agriculture sales was due to a change in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the third quarter of 1998, selling, general and administrative ("SG&A") expense was $6.2 million, an increase of 125% versus $2.8 million during the third quarter of 1997. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions partially offset by an adjustment of approximately $400,000 related to the burden rate applied to work in process inventory.

RESEARCH AND DEVELOPMENT EXPENSE

     For the third quarter of 1998, research and development ("R&D") expense was $145,000, an increase of 245% versus $42,000 during the third quarter of 1997. The increase in R&D expense was due to ongoing analysis and testing of products for the Agriculture and Turf/Golf markets.

INTEREST EXPENSE

     For the third quarter of 1998, interest expense was $439,000, an increase of 145% versus $179,000 for the third quarter of 1997. The increase in interest expense reflects an increase in the amount of debt outstanding. In addition, amortization of debt offering cost and warrant value of approximately $41,000 contributed to this increase.

AMORTIZATION EXPENSE

     For the third quarter of 1998, amortization expense was $395,000, compared to $56,000 for the third quarter of 1997. The increase in amortization expense is due to an increase in goodwill directly related to the Company's recent acquisitions.

NET INCOME

     For the third quarter of 1998, net income was $2.3 million or $.12 per share versus net income of $827,000 or $.05 per share during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

     For the first nine months of 1998, revenues were $65.3 million, an increase of 124% versus $29.1 million for the first nine months of 1997. The increase in revenues reflects an increase in both Turf/Golf and Agriculture revenues.

     For the first nine months of 1998, Turf/Golf revenues were $50.8 million, an increase of 76% versus $28.9 million for the first nine months of 1997. The increase in Turf/Golf revenues occurred in all three operating regions of the U.S. as a result of the Company's acquisitions, in the first quarter, of Cannon Turf Supply, Inc. and Benham Chemical Corporation in the midwest, and the opening of warehouses in the West and East. Turf/Golf revenues included royalty fees under a distribution agreement of $450,000.

     For the first nine months of 1998, Agriculture revenues were $14.5 million, compared to $269,000 for the first nine months of 1997. Agriculture revenues were affected favorably by the acquisitions of Agricultural Supply, Inc. in April 1998 and Yuma Sprinkler & Pipe Supply and Riegomex S.A. de C.V. in June 1998.

GROSS PROFIT

    For the first nine months of 1998, the Company's gross profit was $20.4 million, an increase of 102% versus $10.1 million for the first nine months of 1997. The increase in gross profit was due to the increase in both Turf/Golf and Agriculture revenues. Included in Turf/Golf revenues during the first nine months of 1997, were $2.4 million in revenues from a sale lease back transaction, at zero margin. For the first nine months of 1998, the Company's gross margin was 31% versus 35% for the first nine months of 1997. The gross margin for the first nine months of 1997, excluding the sale leaseback transaction, was 38%. The 7% decrease in gross margin, net of the sale leaseback transaction, is a function of the product mix associated with the various distribution businesses acquired during 1998.

     For the first nine months of 1998, the gross profit on Turf/Golf sales was $15.8 million, an increase of 60% versus $9.9 million during the first nine months of 1997. The increase in the gross profit on Turf/Golf sales is directly related to the increase in revenue. For the first nine months of 1998, the gross margin on Turf/Golf products was 31% versus 34% during first nine months of 1997. The gross margin for the first nine months of 1997, excluding the sale leaseback transaction, was 37%. The 6% decrease in gross margin, net of the sale leaseback transaction, is a function of the product mix associated with the various distribution businesses acquired during 1998.

     For the first nine months of 1998, the gross profit on Agriculture sales was $4.6 million, compared to $210,000 during the first nine months of 1997. The increase in the gross profit on Agriculture sales is directly related to the increase in Agriculture revenue, as previously discussed. For the first nine months of 1998, the gross margin on Agriculture products was 32% versus 78% during the first nine months of 1997. The decrease in gross margin on Agriculture sales was due to a change in product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the first nine months of 1998, SG&A expense was $15.4 million, an increase of 96% versus $7.9 million during the first nine months of 1997. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions partially offset by an adjustment of approximately $400,000 related to the burden rate applied to work in process inventory.

RESEARCH AND DEVELOPMENT

     For the first nine months of 1998, R&D expense was $313,000, an increase of 66% versus $189,000 during the first nine months of 1997. The increase in R&D expense was due to ongoing analysis and testing of products for the Agriculture and Turf/Golf markets.

INTEREST EXPENSE

     For the first nine months of 1998, interest expense was $779,000, an increase of 81% versus $430,000 during the first nine months of 1997. The increase in interest expense reflects an increase in the amount of debt outstanding. In addition, amortization of debt offering cost and warrant value of approximately $41,000 contributed to this increase.

AMORTIZATION EXPENSE

     For the first nine months of 1998, amortization expense was $852,000, an increase of 112% versus $401,000 during the first nine months of 1997. The increase in amortization expense is due to an increase in the Company's goodwill directly related to the previously discussed acquisitions.

NET INCOME

     For the nine months ended September 30, 1998 net income was $2.2 million or $.11 per share versus net income of $829,000 or $.06 per share for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from revenues from sales of its products, sales of its Common Stock, borrowing from its principal shareholders and bank financing. The Company's operating and investing activities used cash of $5.3 million during the third quarter of 1998 and $13.2 million during the first nine months of 1998.

     On August 25, 1998, the Company completed two transactions providing the Company with $15 million in gross proceeds and the right to borrow up to an additional $20 million. First, the Company issued an aggregate of $15 million principal amount of the Company's 12.00% Senior Subordinated Notes due 2003 (the "Notes") and warrants to purchase 262,500 shares of the Company's common stock (the "Warrants") pursuant to Note and Warrant Purchase Agreements dated as of August 25, 1998 between the Company and Albion Alliance Mezzanine Fund and between the Company and Paribas Capital Funding LLC. The Notes are due in 2003 and bear interest at a rate of 12% per annum, which is due quarterly beginning November 25, 1998. The Warrants may be exercised on or after February 25, 2000 and on or prior to August 25, 2003. The Warrants have an exercise price of $.01 per share and carry piggyback registration rights. The Company has applied the proceeds from the sale of Notes and Warrants to (i) the repayment in full of the Company's revolving credit facility with Imperial Bank, term loan and other bank debt and certain promissory notes, in the aggregate amount of approximately $12.1 million, (ii) the payment of fees and expenses incurred in connection with the offering and sale of the Notes and Warrants and the establishment of the Credit Facility and (iii) working capital.

     Second, the Company entered into a Credit Agreement dated as of August 25, 1998 with The Provident Bank, which provides for a $20 million secured revolving line of credit (the "Line of Credit"). The Line of Credit provides for advances equal to the sum of 80% of eligible accounts receivable plus 65% of eligible inventory. The Line of Credit has a three-year term during which borrowings will bear interest at a rate equal to, at the Company's option, the adjusted prime rate (prime rate plus 1%) or adjusted LIBOR rate (LIBOR plus 3%). Borrowings under the Line of Credit are secured by all of the Company's and certain of its subsidiaries' tangible and intangible assets.

     On October 9, 1998, the Company entered into the First Amendment to Credit Agreement (the "First Amendment") with The Provident Bank which, among other things, provides for a $3.5 million term construction of loan to be used to the purchase of certain real property and the construction of improvements on the property. The term loan bears interest at the bank's prime rate plus
2% and matures on the earlier of March 9, 1999 or date of the sale of the subject property.

     The foregoing summary of the terms of the Credit Agreement, the Purchase Agreement, the Notes, the Warrants and the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements. Copies of the Credit Agreement, the Purchase Agreement, the Notes and the Warrants are attached to the Company's Current Report on Form 8-K filed on September 11, 1998 as Exhibits 10.1, 10.2, 10.3 and 10.4 and are incorporated herein by reference. A copy of the First Amendment is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

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

YEAR 2000

     Many currently installed computer systems are coded to accept only two digit entries in the date code field. These date code fields need to be modified or upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. Many organizations are expending significant resources to modify or upgrade their computer systems for such "Year 2000" compliance. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Problem could have a material impact on the operations of the Company.

    The Year 2000 issue affects the Company's internal systems, including information technology ("IT") and non-IT systems. The Company is in the process of upgrading its existing computer software and IT systems and recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company relies upon microprocessor-based personal computers and commercially available applications software. The Company also is reviewing its utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. Additionally, should the Company undertake future acquisitions, the Year 2000 risks that affect the Company can be expected to similarly affect such potential acquisition candidates. The Company intends to review the systems of all potential acquisitions for Year 2000 compliance. However, the failure to correct a material Year 2000 problem either within the Company, within a vendor or supplier or within a potential acquisition candidate could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such interruptions or failures could materially adversely affect the Company's business, operating results and financial condition.

     The Company depends on smooth and timely interactions with its vendors, customers and other third parties. Any unexpected costs or disruption in the operations or activities of such vendors, customers or other third parties as a result of Year 2000 compliance issues within such entities could materially adversely affect the Company's business, operating results or financial condition. The Company intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third-parties, including financial institutions and utility-providers, to understand their ability to continue providing services and products through the change to Year 2000.

     The cost of the Company's Year 2000 compliance assessment and upgrade is being funded from current operations. The cost to the Company of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, is expected to be approximately $20,000. However, because of the uncertainty associated with Year 2000 failures, it is not possible at present to quantify the cost of corrective actions. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since the Company has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

                                    PART II

                               OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     On June 1, 1998, the Company issued 66,667 shares of the Company's common stock to the shareholders of Controlled Irrigation International, Inc. dba Yuma Sprinkler & Pipe Supply ("Yuma"), pursuant to an Agreement and Plan of Merger dated as of August 21, 1998 (the "Yuma Merger Agreement") by and among the Company, Yuma Acquisition Sub, Inc., a wholly owned subsidiary of the Company ("Yuma Merger Sub"), Yuma Sprinkler and the shareholders of Yuma Sprinkler (the "Yuma Shareholders"). Pursuant to the Yuma Merger Agreement, the Company issued to the Yuma Shareholders an aggregate of 66,667 shares of the Company's common stock and $279,000 in cash in exchange for all the outstanding common stock of Yuma. The issuance of the Company's common stock in connection with the Yuma Merger Agreement was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), taking into account the representations of the Yuma Shareholders that they are accredited investors, they acquired the common stock of the Company for their own account and not with a view to any distribution thereof to the public and the absence of general solicitation or advertising. The Company has also agreed to make certain earn-out payments in cash and the Company's common stock based on the earnings before interest, taxes, depreciation and amortization (EBITDA) of the acquired company for the years ending December 31, 1998 and 1999. The maximum aggregate dollar value of the 1998 and 1999 earn-out payments will be $400,000 and $300,000, respectively. The cost of the acquired company will be up to $1.5 million, which includes the fair value of the consideration given and direct costs.

     On August 25, 1998, the Company issued $15 million of 12% senior subordinated notes due in the year 2003. In connection with the notes, the Company issued the lenders warrants to purchase 262,500 shares of the Company's common stock. The issuance of the warrants was made in reliance upon the exception from registration provided by Section 4(2) of the Securities Act of 1933 as amended. The purchasers have represented to the Company that they are accredited investors, the warrants were acquired for their own account and not with a view to any distribution thereof to the public and the absence of general solicitation or advertising.

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

     At September 30, 1998, the Company had an accumulated deficit of $11.8 million. The Company has evolved from an organizational activities and research and development focus to a company emphasizing product introductions and sales and marketing. The Company's recent losses have resulted due to the seasonal nature of its business as well as cost associated with its recent dealer acquisitions.

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


RECENT ACQUISITIONS

     In June 1998, the Company entered into a binding letter of intent to purchase all of the outstanding capital stock (the "Riegomex Merger") of Riegomex, S.A. de C.V. ("Riegomex") from the Riegomex Shareholders. Pursuant to a Stock Purchase Agreement dated as of September 18, 1998 (the "Purchase Agreement") by and among the Company, Agricultural Adquisiciones de Mexico ("Agricultural Sub"), Riegomex and the Riegomex Shareholders, the Company issued to the Riegomex Shareholders $45,943 in cash in exchange for all the outstanding common stock of Riegomex.


RECENT DEVELOPMENTS

     In October 1998, the Company purchased property in San Diego, California for $2.5 million in cash and intends to relocate its corporate headquarters to the property. The Company financed the purchase under a $3.5 million term construction loan obtained from the Provident Bank. The term loan bears interest at the bank's prime rate plus 2% and matures on the earlier of March 9, 1999 or the date of the sale of the property. The Company intends to sell and leaseback this property.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     10.1(1)  Credit Agreement dated as of August 25, 1998.
     10.2(1)  Note and Warrant Purchase Agreement dated as of August 25, 1998.*
     10.3(1)  12.00% Senior Subordinated Note Due August 25, 2003.*
     10.4(1)  Common Stock Purchase Warrant Expiring August 25, 2003.*
     10.5     First Amendment to Credit Agreement dated as of October 9, 1998.
     27.1     Financial Data Schedule

     ---------------
     (1) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on September 11, 1998.
      * Includes Schedule 1 showing additional party to and differing terms of substantially identical document.

(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K under Item 5 thereof on September 11, 1998, relating to two transactions: First, the Company issued an aggregate of $15 million principal amount of the Company's 12.00% Senior Subordinated Notes due 2003 and warrants to purchase 262,500 shares of the Company's common stock pursuant to Note and Warrant Purchase Agreements dated as of August 25, 1998 between the Company and Albion Alliance Mezzanine Fund and between the Company and Paribas Capital Funding LLC. Second, the Company entered into a Credit Agreement dated as of August 25, 1998 with The Provident Bank, which provides for a $20 million secured revolving line of credit.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Eco Soil Systems, Inc.

Date: NOVEMBER 16, 1998                  By: /s/ William B. Adams
                                         ------------------------------
                                         William B. Adams
                                         Chairman and Chief Executive
                                         Officer

Date: NOVEMBER 16, 1998                  By: /s/ L. Jean Dunn, Jr.
                                         ------------------------------
                                         L. Jean Dunn, Jr.
                                         Chief Financial Officer