Form 10-K405
period 1998-12-31
ECO SOIL SYSTEMS INC
filed 1999-04-13
CIK 876103

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-21975

                               ECO SOIL SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEBRASKA                              47-0709577
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           10740 THORNMINT ROAD
              San Diego, CA                              92127
     (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
                 OFFICES)

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

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $101,266,053.

     As of March 25, 1999, the number of shares outstanding of the Registrant's Common Stock, $.005 par value, was: 16,802,888.

                        DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held June 4, 1999, which will be filed on or prior to April 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent statements in this report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statement are forward-looking statements. Forward-looking statements also may be identified by use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "continue" or similar terms, variations of those terms or the negative of those terms. These risks and uncertainties include those identified by the Company under the caption "Factors That Could Affect Future Performance" in Item 1, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Eco Soil Systems, Inc. (the "Company") develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop problems in the golf and agricultural industries. The Company has developed its patented BioJect-R-system for the distribution of naturally occurring microbes that complement or reduce the need for many chemical products currently used in golf and agricultural markets. The Environmental Protection Agency ("EPA") has approved the BioJect as a means of application for biopesticides and the BioJect is described as the application method under the directions for use on the Company's first EPA registered exclusive microbe product. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system provides customers with cost savings and mitigates the adverse environmental effects associated with chemical products. The Company initially focused its sales and marketing efforts on the golf market and recently has entered the agricultural crop markets.

     By utilizing microbes that occur naturally in the environment, the BioJect system overcomes many of the problems associated with traditional chemical products. Traditional chemical products require repeated applications, which can lead to pest resistance and adverse environmental effects. The BioJect system reduces the frequency rate of chemical product application, resulting in lower overall product and labor cost and increases the effectiveness of traditional chemical products. In addition, the Company believes that the use of microbes distributed through the BioJect system provides environmental benefits as compared to chemical product applications by limiting the exposure of humans to chemical products, reducing residual pesticide contaminants in plants and soil, and minimizing groundwater pollution.

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

     In addition to its BioJect and related microbial product line, the Company sells a complete line of traditional chemical fertilizers and pesticides and other turf maintenance products through Company-owned dealers and distributors. These distributed products include branded pesticides, fertilizers, seed, and other turf maintenance products from major agricultural manufacturers.

     The Company also has developed, and will continue to develop, a series of packaged products for the turf market under the name FreshPack-TM-. The FreshPack products, which contain certain microbes together with other soil amendments, are designed to address several problems encountered by the Company's golf course customers by helping them to develop stronger root systems, reduce the level of soil alkalinity, increase the level of oxygen in the soil and increase the porosity of the soil. The FreshPack products are fermented centrally and then shipped via overnight or second day delivery to the customer to be immediately applied to the problem area of the course.
The Company views its FreshPack product line as a method to introduce turf customers to its biological products and demonstrate their effectiveness.
The Company believes that customers' experience with the FreshPack product line will encourage them to lease BioJect machines and purchase the associated microbial products.

     The Company offers a complete program to the agriculture market consisting of various soil analysis to establish a customized program regimen delivered through the Company's proprietary equipment, the BioJect and CalJect. The programs' goals are to utilize soil remediation and microbial activity to move soil pH towards neutral, improve soil structure and infiltrate and release nutrients through increased mineralization and organic matter degradation. The Company performs the soil analysis at the beginning of the season, develops a treatment regimen, installs and services the equipment at the customer's site and provides the microbials and other soil additive products for the customer to use throughout the crop's growing season.

HISTORY

     The Company was incorporated under Nebraska law in November 1987. The Company initially marketed a program that developed blended fertilizers and soil amendments to golf courses and to other residential and commercial customers in the Lincoln, Nebraska area. In 1991, the Company decided that it needed a broader strategic vision and, consequently, concentrated on the development of biological inoculation service and nutrient programs. In the next several years, the Company developed its BioJect, CleanRack-TM-, CalJect-TM- and SoluJect-TM- systems for distribution to the turf maintenance industry. See Item 1: "Business."

STRATEGY

     The Company's strategy is to expand its leadership position in the distribution and sale of microbial products in the golf industry and to leverage its experience in this industry into the agricultural crop market.

     INCREASE PENETRATION OF GOLF MARKETS. The Company currently has an installed base of BioJect systems dispersed among 24 states and 7 countries. The Company intends to continue to focus its sales and marketing efforts on increasing the number of installations of its BioJect system and expanding the number of menu items sold to each customer. The Company also intends to utilize its installed base to further increase the volume of sales of distributed products. The Company believes that its strategy of leasing rather than selling BioJect systems promotes a more rapid expansion of its customer base by relieving its customers of having to make substantial capital investments. In order to increase awareness of the effectiveness of biological products and to generate additional income, the Company intends to actively market its Fresh Pack products to golf industry customers. The Company believes that as it demonstrates the advantages of its proprietary products, the use of biological products in the golf industry will become more widespread and the Company will be well positioned to exploit new market opportunities.

     ESTABLISH NATIONWIDE SALES AND DISTRIBUTION NETWORK. Major golf course markets tend to be represented by a single sales organization that controls a significant portion of new product introductions and subsequent penetration into golf courses in their regions. This distribution network is highly regionalized and based strongly on individual relationships. In 1996 and 1997, the Company made three acquisitions in regional markets including New England, the Chicago metropolitan area and Southern California. In 1998, the Company expanded its presence in the Midwest with its acquisition of Benham Chemical Corporation ("Benham"), a golf and turf products supplier in Michigan, and Cannon Turf Supply, Inc. ("Cannon"), another supplier with
operations in Illinois, Indiana, Kentucky, Michigan, Ohio and Wisconsin.   In
December 1998, the Company consolidated its acquired turf market distributors through merger, and the name of the surviving entity was changed to Turf Partners, Inc. ("Turf Partners"). Also, in December 1998, the Company entered into an agreement with The Scotts Company ("Scotts") to exclusively distribute Scotts' professional turf care products to portions of the Midwest and Northeast. As part of the agreement, Turf Partners hired a number of Scotts' sales people. The Company believes that these experienced sales people will be able to introduce their historical customer base to the Company's proprietary products and help retain a significant portion of the revenue that Scotts has historically generated in the exclusive territories. The Company believes that the agreement with Scotts will provide Turf Partners with new market penetration usually associated with an acquisition without the corresponding capital expenditure. The Company intends to continue to hire selected personnel and to integrate them into a single sales organization in order to enhance the Company's ability to market and sell its proprietary products, establish itself as a single source supplier to golf courses and increase its penetration into golf markets. The Company believes that this consolidation of golf dealers and distributors also may improve the Company's ability to obtain volume discounts from suppliers.

     EXPAND INTO AGRICULTURAL MARKETS. The Company currently has installed its proprietary products on more than 25,000 acres of farmland. Although the Company initially set its attention on golf applications for the BioJect system, the Company has begun to focus on the agricultural crop market and expects the agricultural market to be its primary area of growth over the long term. By combining its proprietary BioJect and CalJect products in a single program the Company has been successful in reducing the alkalinity of its customers' soil, increasing the crops' nutrient uptake and reducing the number of pathogens in the soil. When combined with micro-irrigation systems, the Company's proprietary products have allowed customers to increase both the quantity and quality of their fruit production. The Company intends to market its products into the agricultural markets principally through the acquisition of independent distributors of micro-irrigation products. In April 1998, the Company acquired Agricultural Supply, Inc. ("Agricultural Supply"), a distributor of micro-irrigation products in Southern California and Mexico. The acquisition of Agricultural Supply included a 50% interest in Agricultural Supply de Mexico ("ASM"), Agricultural Supply's Mexican affiliate. In June 1998, the Company acquired Controlled Irrigation International, Inc. (dba Yuma Sprinkler and Pipe Supply) ("Yuma Sprinkler"), a distributor of micro-irrigation products in Arizona and Mexico. Also in June 1998, the Company acquired Riegomex S.A. de C.V. ("Riegomex") and the remaining 50% interest in ASM. By purchasing additional dealers and distributors of micro-irrigation products and hiring selected personnel, the Company believes that it can develop an integrated sales force and penetrate the agricultural markets with its proprietary products. The Company believes that this consolidation of agricultural micro-irrigation dealers and distributors, like the consolidation of its turf dealers and distributors, may improve the Company's ability to obtain volume discounts from its suppliers.

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

PRODUCTS

     The Company sells proprietary products and distributed products. The Company's proprietary products primarily include its patented BioJect system, its menu of six microbial products, its Fresh Pack microbial products, its CalJect and SoluJect systems and certain other proprietary products, including its CleanRack system. The

Company discontinued its ClearLake system in 1997. The Company's distributed products consist of traditional seed, fertilizers, and pesticide products that are distributed through the Company's dealers and distributors in the golf market and micro-irrigation products which are sold in the agriculture market.

     PROPRIETARY PRODUCTS.

     The Company's proprietary products consist of (i) the BioJect system, which automatically ferments and distributes microbes through irrigation systems, (ii) the CalJect and SoluJect systems, which permit the injection of soil and water amendments into irrigation systems, (iii) the Fresh Pack line of products, which are packaged biological and soil amendments, and (iv) other proprietary products, including the CleanRack system.

     BIOJECT SYSTEM

     The BioJect system permits the introduction of microbes into the soil with the required frequency and in a cost-effective and environmentally safe manner. Because biological products are subject to degradation upon exposure to high temperatures, light or long storage periods, the introduction of these microbes into the soil on a regular basis had not been economically feasible prior to the development of the BioJect system. The BioJect system overcomes the traditional problems associated with the introduction of microbes into the soil by fermenting them at the customer's site during the day and then dispensing the microbes into the customer's irrigation system automatically at night. The BioJect system includes fermentation chambers, pumps, injectors and computer controls that coordinate the scale-up of microbial products and their injection into the customer's irrigation system. The BioJect system is equipped with hardware and proprietary software that allow the user to select or pre-program the microbe application rate and time of delivery through its user-friendly control panel. The system also automatically controls the amount of nutrients, dissolved oxygen, temperature and pH of the fermentation chamber to optimize the scale-up of microbial populations from a starter culture.

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

     The Company's installed base of BioJect systems has experienced rapid growth in recent years, as shown in the following table:


                                                        DECEMBER 31,
                                                 -----------------------------
                                                 1993 1994 1995 1996 1997 1998
                                                 ---- ---- ---- ---- ---- ----
CUMULATIVE NUMBER OF INSTALLED BIOJECT SYSTEMS    46   79   171  238  290  458

     THE COMPANY HAS SOLD OR LEASED ITS BIOJECT SYSTEM TO SOME OF THE MOST FAMOUS AND NOTABLE GOLF COURSES IN THE WORLD, INCLUDING THE FOLLOWING:

- AVIARA GOLF CLUB (CA)            - POINT-O'WOODS COUNTRY CLUB (MI)
- BALTIMORE COUNTRY CLUB (MD)      - ROYAL BRUNEI GOLF AND COUNTRY CLUB (BRUNEI)
- JOHN'S ISLAND CLUB (N,W&S) (FL)  - SKOKIE COUNTRY CLUB (IL)
- JUPITER HILLS CLUB (FL)          - SPYGLASS HILL GOLF CLUB (CA)
- LEOPARD CREEK GOLF COURSE        - SUN CITY RESORTS -- LOST CITY GOLF COURSE
  (S. AFRICA)                      - TRES VIDAS GOLF COURSE (MEXICO)
- NORTH SHORE COUNTRY CLUB (IL)    - WESTCHESTER COUNTRY CLUB (NY)
- PELICAN HILL GOLF CLUB (CA)      - WINGED FOOT GOLF CLUB (NY)

     The Company offers a menu of six microbial products that can be delivered through its BioJect system. The BioJect system has evolved from delivering only bacteria of the Bacillus family to delivering a variety of microbial products. The Company licenses and/or acquires such microbes from universities and corporations. These products appear on the Company's BioJect menu and complement or reduce the need for many chemical fungicides, herbicides, insecticides and fertilizers. The consumable product in each menu item is a microbe, and each microbe is cultured in the BioJect system under a proprietary formula. Different microbes are used for different applications due to their mode of action or performance characteristics.

     Set forth below is a table showing the name of each of the Company's microbial products, the Company's rights to the microbe, the source of the microbe and the application for each microbe.

-----------------------------------------------------------------------------------------------------------------------------------
 MICROBE NAME                      SOURCE                   COMPANY'S RIGHTS               USE
-----------------------------------------------------------------------------------------------------------------------------------
 BACILLUS Spp.                     Chr. Hansen, Inc.        Public Domain                  Improves soil porosity to enhance plant
                                                                                           growth
-----------------------------------------------------------------------------------------------------------------------------------
 AZOSPIRILLUM BRASILENSE Cd        Encore Technologies,     Exclusive worldwide license    Converts atmospheric nitrogen into plant
                                   Inc.                     for use through the BioJect    available form; enhances root and top
                                   ("Encore")               system                         growth of plants
-----------------------------------------------------------------------------------------------------------------------------------
 CELLULOMONAS Sps.                 Encore                   Public Domain                  Helps reduce thatch layer to enhance
                                                                                           turf growth
-----------------------------------------------------------------------------------------------------------------------------------
 PSEUDOMONAS AUREOFACIENS          Encore/Michigan State    Assignment of rights granted   Promotes organic matter degradation and
 TX-1 (Spot-less-TM-)              University               to Encore under exclusive      other activities in the soil and turf
                                                            worldwide license from         environment that minimizes the
                                                            Michigan State University      conditions conductive to the development
                                                                                           of certain turfgrass diseases (EPA Reg.
                                                                                           No. 70688-1)
-----------------------------------------------------------------------------------------------------------------------------------
 BACILLUS THURINGIENSIS            Abbott Laboratories      Non-exclusive distribution     Biological insecticide for the control
 (DiPel 2x)                                                 rights                         of armyworms and sod webworms in turf
                                                                                           (EPA  Reg. No. 275-37)
-----------------------------------------------------------------------------------------------------------------------------------
 XANTHOMONAS CAMPESTRIS pv poa     Mycogen Corporation/     Rights under worldwide         Experimental Use Permit as a selective
 (Xpo-TM-)                         Michigan State           Michigan license from          postemergent biological control of Poa
                                   University               acquired State University      annua
                                                            from Mycogen Corporation
                                                            (not salable in Japan)
-----------------------------------------------------------------------------------------------------------------------------------

     The Company has obtained exclusive rights to several microbes pursuant to a license and supply agreement with Encore and certain assignments of intellectual property made by Encore to the Company. The license and supply agreement provides for an exclusive, worldwide, royalty-free license to use, sell and distribute AZOSPIRILLUM BRASILENSE Cd for application through the BioJect system. In addition, Encore has assigned to the Company all of Encore's rights to media (proprietary material formulations used to promote fermentation and multiplication of microbial products in the BioJect system) and rights to PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less) that Encore obtained under a license agreement with Michigan State University. Under the license and supply agreement with Encore, Encore is obligated to produce cultures of microbial products suitable for fermentation in BioJect systems ("Inoculum"), and the Company has agreed to purchase certain minimum amounts of Inoculum from Encore.

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

     As golf courses and growers irrigate with poor quality water, salts accumulate in their soils. These salts damage soil and roots, reducing turf quality and crop yields. The Company believes that approximately 20% of water used on golf courses in the western United States is used to leach the excess salt that accumulates in the soil. Eliminating the need for such extra water could mean significant savings for golf courses. In addition, alkaline soils typically found in the Western United States and Mexico harm turf and crops by poisoning roots, blocking nutrient uptake and impeding water infiltration. The CalJect and SoluJect systems provide for automatic application of water and soil amendments through irrigation systems to address these problems.

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

     FRESHPACK PRODUCTS

     The Company has developed, and intends to continue to make commercially available, a series of packaged products, named the FreshPack line of products, which contain certain microbes together with various soil amendments. The FreshPack products are designed to address various problems encountered by the Company's golf course customers by helping them to develop stronger root systems, reduce the level of soil alkalinity, increase the level of oxygen in the soil and increase the porosity of the soil. The FreshPack products are fermented centrally and then shipped via overnight or second day delivery to the customer to be immediately applied to the problem area of the course. The Company views its FreshPack product line as a method to introduce turf customers to its biological products and demonstrate their effectiveness and, in turn, encourage the leasing of additional BioJect machines and the sale of associated microbial products.

     OTHER PROPRIETARY PRODUCTS

     The Company also offers the CleanRack system, an equipment wash rack and water treatment system that recycles contaminated equipment wash water, making it suitable for recycling or discharge. The CleanRack system is designed to decontaminate wash water so that it complies with applicable state and federal environmental and safety regulations and is suitable for discharge or can be safely recycled.

     DISTRIBUTED PRODUCTS

     In addition to the proprietary products described above, the Company also sells a complete line of traditional chemical fertilizers and pesticides and other turf maintenance products through Company-owned dealers and distributors. In order to meet all of its customer's turf maintenance needs, the Company's distributors keep in stock an inventory of branded pesticides, fertilizers, seed, and other necessary products from many agricultural manufacturers. Such products include fertilizers from Scotts, Lebanon Chemical Corporation, The Doggett Corp., Growth Products Ltd., Plant Marvel Laboratories, Inc., The Andersons, Vicksburg Chemical Company, IMC Vigoro and pesticides from Bayer Corporation, Novartis Corporation, PBI Gordon Corporation, Kincaid Enterprises, Rhone-Poulenc AG Company and Rohm, Haas Company and Scotts Company. In the agriculture industry, the Company sells a number of micro-irrigation products as well as pumps and piping.
These products are manufactured by T-Systems, Inc., Spears Manufacturing, Hydro Agri, and United Agriculture Products, Inc.

SALES AND DISTRIBUTION

     The Company has focused on establishing sales and distribution capabilities by acquiring independent product dealers and distributors and integrating them into a single, nationwide sales organization to promote sales of the Company's BioJect and CalJect/SoluJect systems to golf courses and agriculture. To date, the Company has acquired five independent golf product distributors, which are located in New England, the Chicago metropolitan area, Indianapolis, Detroit and the Palm Springs area. The Company also has hired sales and other key personnel to establish a regional presence in Southern California and Pennsylvania. The Company currently has 85 sales and marketing personnel divided among three sales regions covering the Eastern, Midwestern and Western parts of the United States. Each region has its own general manager responsible for maintaining customer satisfaction and expanding the Company's customer base. The Company has also acquired four distributors of micro-irrigation products, which are located in Southern California and Arizona and have substantial operations in Mexico. The Company currently has 14 sales people in agriculture.

     In December, 1998, the Company signed a contract with Scotts to exclusively market and distribute fertilizer products to the golf course industry in 24 states. As a result, the Company hired 25 sales representatives formerly with Scotts, who will actively market the Scotts products and all of the other products the Company offers in geographic areas previously served by independent distributors.

     DISTRIBUTION TO GOLF MARKETS

     In general, major golf course markets are represented by a single sales organization that controls a significant portion of new product introductions and subsequent penetrations into golf courses in their regions. Prior to the Company's initial dealer acquisitions in May 1996, the Company sold its proprietary products primarily through direct sales efforts and relationships with certain regional dealers. By expanding its distribution capabilities using full-service turf products dealers, the Company has been able to leverage existing distributor relationships to more effectively sell its proprietary products.

     In early 1996, the Company initiated its strategy of consolidating its golf distribution network through acquiring independent products distributors and hiring key sales personnel. In May 1996, the Company acquired Turf Products, Ltd. ("Turf Products"), a Chicago-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout the greater Chicago metropolitan area, and Turf Specialty, Inc. ("Turf Specialty"), a New Hampshire-based company that markets and sells similar products to golf courses and municipalities throughout the New England region. In February 1997, the Company acquired substantially all of the assets of Turfmakers, Inc. ("Turfmakers"), a turf products distributor in the Palm Springs area. In March 1998, the Company acquired Cannon, an Indianapolis-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout the Midwest, and Benham, a Detroit-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout Michigan. Turf Products, Turf Specialty, Turfmakers, Cannon and Benham are established in the turf maintenance industry for golf course markets in the greater Chicago, New England, Palm Springs, Midwest and Michigan areas, respectively. While other dealers in these markets generally compete for market share through aggressive pricing, the Company has adopted a value-added, customer service focus, which is essential for introducing technologically-advanced, proprietary products such as the BioJect system. The Company expects to increase its market penetration in the geographic areas served by its dealers and distributors by hiring additional sales personnel (including the salespeople hired from Scotts) as well as opening satellite warehouses to serve new customers.

     As of December 23, 1998, the Company consolidated its acquired turf market distributors through merger, and the name of the surviving entity was changed to Turf Partners. Through Turf Partners, the Company serves the golf market in three regions covering the Eastern, Midwestern and Western parts of the United States. The Company believes that the establishment of the Company's regional sales and distribution network will offer several benefits to the Company, including (i) improved profitability due to increased sales of proprietary products; (ii) improved overall financial results due to consolidated operations; (iii) increased margins through volume discounts; and (iv) increased visibility in golf markets and greater credibility in larger markets such as the agricultural crop and ornamental industries.

     Although the Company has focused on expanding sales through the Company's acquired dealers and distributors, the Company maintains relationships with three independent distributors. The Company supplements the sales efforts of its acquired distributors, other regional distributors and its direct sales force through seminars given by members of the Company's Scientific Advisory Board on the benefits and efficacy of microbial products.

     DISTRIBUTION TO AGRICULTURAL MARKETS

     In early 1998, the Company initiated its strategy of consolidating its agricultural distribution network through acquiring independent product distributors and hiring key sales personnel. In April 1998, the Company acquired Agricultural Supply (including a 50% interest in ASM), a distributor of micro-irrigation products in Southern California and Mexico. In June 1998, the Company acquired Yuma Sprinkler, a distributor of micro-irrigation products in Arizona and Mexico. Also in June 1998, the Company acquired Riegomex and the remaining 50% interest in ASM. By purchasing these distributors of micro-irrigation products, the Company believes that it can rapidly develop an integrated sales force that will allow it to penetrate the agricultural markets. The Company intends to acquire additional dealers and distributors to hire selected personnel and to integrate them into a single sales organization in order to enhance the Company's ability to market and sell its proprietary products and increase its penetration into the agricultural market.

RESEARCH AND DEVELOPMENT

     The Company has not engaged in its own research and development with respect to the discovery of microbial products. Instead, the Company has obtained rights to microbial products that have been proven effective for applications in the turf maintenance and agricultural crop and ornamental industries. Much of the Company's in-house research and development effort is targeted at determining which microbes will be suitable for distribution through the BioJect system and the engineering of the fermentation and product delivery features of the BioJect system. The Company spent approximately $584,000, $269,000 and $475,000 on research and development for the years ended December 31, 1998, 1997 and 1996, respectively. The Company believes its strategic objectives can best be met by combining its in-house product development efforts with the licensing of technology and the establishment of research collaborations with scientists at academic institutions and at companies working in related fields. See "--Factors That Could Affect Future Performance--No Assurance that Rights to Additional Microbial Products Will Be Acquired."

GOVERNMENT REGULATION

     The Company is subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. Prior to 1998, the Company had only one registered pesticide with the EPA, BACILLUS THURINGIENSIS and had marketed its microbial products only as soil inoculants. In 1998, the Company received two EPA approvals. First, the Company registered with the EPA PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less) as a biofungicide for use in turf across the United States and received EPA approval of the BioJect as a means of application of the microbe. Second, the Company received EPA approval to use XANTHOMONAS CAMPESTRIS pv poa (Xpo) as a bioherbicide in Experimental Use Permit ("EUP") trials for use in turf across the United States. The Company believes its future sales will be strengthened if the Company can secure approval of individual microbes as pesticides.

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

     In addition, the Company is currently subject to the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. From time to time, governmental authorities review the need for additional laws and regulations for pesticide products that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. See
"Factors That Could Affect Future Performance--Government Regulation."

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

     In addition to the patent applications described above, the Company has registered or applied for registration of a number of trademarks used in its business, and has obtained registered trademarks for the names including the registration of its trade name "BioJect." The Company also relies on trade secrets and proprietary know-how. See "Factors That Could Affect Future Performance -- Patents, Proprietary Technology and Licenses."

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

COMPETITION

     The Company's principal competitors with respect to its primary products are described below:

     BIOJECT SYSTEM. The Company's BioJect system competes against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems, and the direct, manual application of cultured microbial products. Although the Company believes that none of its competitors offers an automated means of regularly applying microbial products to turf and crops in an effective manner, many of the Company's competitors have substantially greater financial, technical and personnel resources than the Company and include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. The Company competes against traditional technologies on the basis of its delivery mechanism and bioaugmentation expertise. An important factor in the long-term competitiveness of the BioJect system may be the timing of and extent of the

Company's penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. Such timing will be based on the effectiveness with which the Company or the competition can complete product testing and approval processes and supply quantities of its products to market. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

     CALJECT SYSTEM AND SOLUJECT SYSTEM. The CalJect and SoluJect systems compete against a number of products for applying gypsum onto soil to improve water penetration through soil. At least one of the Company's competitors in the market for gypsum distribution, Soil Solutions Corporation ("Soil Solutions"), has greater name recognition in the soil amendments market and has significantly more installed units. Soil Solutions' machine, like the Company's CalJect and SoluJect systems, injects gypsum directly into customers' irrigation systems. Competition among gypsum distribution products is based on, among other things, cost, name recognition, product effectiveness and reliability.

     DISTRIBUTED PRODUCTS. In markets for distributed products, the Company competes against distributors of traditional chemical products. Many of these competitors have substantially greater financial, technical and personnel resources than the Company and include such well-established companies as Lesco, Inc., Terra Companies, Inc., Con-Agra, Inc. and Wilbur-Ellis Company. The Company competes on the basis of price, name recognition, convenience and customer service with distributors of traditional chemical products. See "Factors That Could Affect Future Performance--Competition."

PERSONNEL

     As of December 31, 1998, the Company had 244 full-time employees, consisting of eight in general management, 95 in sales and marketing, 14 in customer service, four in research and development, 77 in warehouse and operations and 46 in finance and general administrative activities. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced work stoppages and believes that it maintains good relations with its employees.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     ACCUMULATED DEFICIT; HISTORICAL OPERATING LOSSES. At December 31, 1998, the Company had an accumulated deficit of $24 million. The Company incurred a net loss of $10.0 million in the year ended December 31, 1998, however, the Company's "EBITDA," which consists of the net loss excluding interest, depreciation and amortization, for the year ended December 31, 1998 was $5.5 million, and EBITDA before the Company's special charges was $1.6 million. The Company has historically experienced losses due to significant expenditures for product development, sales, marketing, administrative and U.S. patent protection expenses, as well as amortization costs associated with the Company's recent dealer acquisitions. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8: "Financial Statements-and Supplementary Data."

     EXPANSION INTO NEW MARKETS. Although sales of certain of the Company's proprietary products are increasing, such products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that the Company's efforts to market its proprietary products to agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established, or that the Company's intended customers will purchase the Company's systems and products instead of competing products. Failure to obtain significant customer satisfaction or market share would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The continuing commercialization of the Company's products requires the commitment of significant capital expenditures. The Company believes it will have sufficient resources to finance its operations and future growth for at least the next twelve months, but no assurance can be given in that regard. The Company anticipates that it will require additional funds to support the rigorous testing and other costs of obtaining government approval and for the marketing of its products for agricultural applications. The Company anticipates that it will seek to obtain additional funds in the future through public or private equity or debt financing, collaborative or other arrangements with corporate partners or from other sources. There can be no assurance that such additional financing can be obtained on desirable terms, if at all. If additional funds are not available, the Company may be required to curtail its operations and marketing efforts in certain geographic areas or for one or more of its product lines. Although the Company has established a line of credit with Imperial Bank, there can be no assurance that the Company will be able to renew its line of credit on acceptable terms or to increase such line if additional financing is required. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     PATENTS, PROPRIETARY TECHNOLOGY AND LICENSES. The Company's success will depend in large measure upon its ability to obtain and enforce patent protection for its proprietary products, maintain confidentiality of its trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. The Company has been granted three U.S. patents for the technology relating to the BioJect system and has filed one other U.S. patent application covering modifications to the BioJect system. The Company does not have foreign patent protection with respect to the claims covered by its two initial U.S. patents granted in 1993, and the Company is precluded from obtaining such foreign rights due to the expiration of the period for filing such claims. However, in connection with a U.S. patent granted in 1995 and a U.S. application filed later that year that still is pending, the Company has applied for foreign patent protection with respect to the BioJect system in selected countries. In addition, the Company has registered a number of trademarks used in its business, including "BioJect," and has applied for registration of a number of additional trademarks. The Company also relies on trade secrets and proprietary know-how. The Company generally enters into confidentiality and nondisclosure agreements with its employees and consultants and generally controls access to and distribution of its documentation and other proprietary information.

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

     GOVERNMENT REGULATION. The Company is subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. The Company's current products are subject to regulation by the EPA, the FDA and by certain state environmental and agricultural departments. Prior to 1998, the Company had only one registered pesticide with the EPA, BACILLUS THURINGIENSIS and had marketed its microbial products only as soil inoculants. In 1998, the Company received two EPA approvals. First, the Company registered with the EPA the PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less) as a biofungicide for use in turf across the United States and received EPA approval of the BioJect as a means of application of the microbe. Second, the Company received EPA approval to use XANTHOMONAS CAMPESTRIS pv poa (Xpo) as a bioherbicide in EUP trials for use in turf across the United States. There can be no assurance that the Company will obtain EPA approval for sales of such additional micobial products as biopesticides. In order to market a microbe as a pesticide, the Company must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. Registration of the Company's microbial products as pesticides likely will be a lengthy and expensive process that may or may not result in EPA approval. Without the desired EPA approvals, the Company will not be able to market such unregistered microbes as pesticides, and the Company's sales efforts will be limited to discussions of the soil inoculant features of the microbe. If the EPA determines that a microbial product has no significant commercially valuable use other use than as a pesticide, the Company will be precluded from selling the product entirely unless it is approved by the EPA.

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

     COMPETITION. The BioJect system competes against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems, and the direct, manual application of cultured microbial products. Although the Company believes that none of its competitors offers an automated means of regularly applying microbial products to turf and crops in an effective manner, many of the Company's competitors have substantially greater financial, technical and personnel resources than the Company and include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. The Company competes against traditional technologies on the basis of its delivery mechanism and bioaugmentation expertise. An important factor in the long-term competitiveness of the BioJect system may be the timing and extent of the Company's penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. Such timing will be based on the effectiveness with which the Company or the competition can complete product testing and approval processes and supply quantities of its products to market. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

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

     QUARTERLY FLUCTUATIONS IN THE COMPANY'S RESULTS OF OPERATIONS. The Company's operating results vary from quarter to quarter as a result of seasonality and various factors. Virtually all of the Company's customers are located in the Northern Hemisphere and purchase greater quantities of microbes and distributed products during the spring, summer and fall months. As a result of low customer activity during the winter, the Company typically markets the BioJect system during the fourth and first quarters. As a result of these marketing efforts, the Company typically receives orders during the first and second quarters and installs BioJect systems during the second and third quarters. BioJect lease and installation revenues are recognized as payments come due under the related contracts. Because of this sales cycle, the Company expects to recognize a significant portion of its revenues during its second and third quarters. Operating expenses have tended to be independent of the quarterly sales cycle. As a result, operating expenses generally represent a higher percentage of sales in the first and fourth quarters as compared to the second or third quarters, and the Company may experience losses in the first and fourth quarters. Accordingly, results for any quarter are not necessarily indicative of results for any future period. The sales cycle for the BioJect system also makes it difficult to predict the number of BioJect systems that will be leased and the quantity of microbial product sales that will be sold until orders are received by the Company during the first half of the year. Sales of the Company's products also depend to some extent on the severity of weather patterns in the geographic areas served by the Company. Given these factors, it is difficult for the Company to accurately predict the level of demand for its products. See
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the active participation of William B. Adams, its Chairman of the Board and Chief Executive Officer, and Douglas M. Gloff, its President. The loss of the services of either of these individuals could have a material adverse effect upon the Company's business, financial condition and results of operations. Each of Messrs. Adams and Gloff has entered into an employment agreement with the Company which provides for his continued employment with the Company through September 1999. The Company does not have key person life insurance on any of its key employees.

     CONTROL BY PRINCIPAL SHAREHOLDERS. As of December 31, 1998, the current principal shareholders and management of the Company owned more than 25% of the outstanding shares of Common Stock of the Company, assuming the exercise of all outstanding options and warrants held by them and no exercise of options or warrants held by others. Accordingly, even though the Company currently has cumulative voting, the current principal shareholders and management, if voting in concert, may have the ability to effectively control the election of a majority of the directors of the Company or any other major decisions involving the Company or its assets.

     OUTSTANDING WARRANTS AND OPTIONS. As of December 31, 1998, there were 5,899,411 shares of Common Stock subject to issuance pursuant to options and warrants issued by the Company. Holders of warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by the warrants and options. While the warrants and options are outstanding, they may adversely affect the terms on which the Company can obtain additional capital.

     UNDESIGNATED PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Board of Directors is authorized, without any action by the Company's shareholders, to issue up to 5,000,000 shares of authorized but undesignated preferred stock and to fix the powers, preferences, rights and limitations of any such preferred stock or any class or series thereof. Persons acquiring preferred stock could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. This ability of the Board would permit the Company to adopt a shareholders' rights plan or to take other action that could deter a hostile takeover of the Company, entrench the Board of Directors or deter an unsolicited tender offer. In addition, certain provisions of the Company's Amended and Restated Articles of Incorporation, including provisions creating a staggered board of directors, and certain provisions of Nebraska law, including the Nebraska Shareholders Protection Act, could have the effect of deterring or delaying a takeover or other change in control of the Company, could deny shareholders the receipt of a premium on their Common Stock and could have a depressive effect on the market price of the Company's Common Stock.

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

ITEM 2. PROPERTIES

     The Company's headquarters consist of 39,700 square feet located in San Diego, California. The Company currently leases this building for warehouse, sales and marketing, product development and administrative purposes. The Company's lease for such space provides for base lease payments of $29,775 per month, plus operating expenses, and expires in December 2008. The Company does not own any real property.

     The Company's Turf Partners business segment leases office and warehouse space in various locations in the U.S. including 28,104 square feet in the West region, 58,540 square feet in the Midwest region and 26,898 square feet in the East region. The Company's Agricultural Supply business segment leases 29,305 square feet in California, 11,696 square feet in Arizona, 3,600 square feet in New Mexico and 21,300 square feet in Mexico.

     Management believes that the properties leased by the Company and its subsidiaries are generally in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a law suit on or about March 19, 1999 in San Diego County Superior Court alleging that the termination violated duties owed by the Company to Halifax under the term sheet. The lawsuit seeks compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. The Company disputes Halifax's claim and intends to vigorously defend itself against the lawsuit.

     From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material, adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.005 par value per share, trades on The Nasdaq National Market under the symbol "ESSI." From January 16, 1997, the date of the Company's initial public offering, to December 3, 1997 the Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol "ESSI." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap
Market for the period from January 1, 1997 to December 31, 1998 and the Nasdaq National Market for the period thereafter.

                                                 HIGH      LOW
                                             ---------------------
          1997
           1st Quarter.......................  $6.9375   $4.1875
           2nd Quarter.......................   6.25      3.00
           3rd Quarter.......................   8.00      5.5626
           4th Quarter.......................   7.1875    4.75
          1998
           1st Quarter.......................   9.75      5.00
           2nd Quarter.......................  12.375     9.375
           3rd Quarter.......................  11.625     5.375
           4th Quarter.......................   9.00      4.125

     As of March 25, 1999 there were approximately 16,802,888 shares of Common Stock outstanding held by approximately 295 holders of record.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying dividends by the terms of a loan agreement between the Company and Imperial Bank. The Company intends to retain any earnings for use in the operation and expansion of its business.

ITEM 6  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                       1998            1997            1996            1995           1994
                                                  -----------------------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues                                            $  82,371       $  37,525       $  12,116       $  3,757       $  2,688
Cost of revenues                                       59,564          25,995           7,705          2,246          2,240
                                                  -----------------------------------------------------------------------------
Gross profit                                           22,807          11,530           4,411          1,511            448
Operating expenses:
     Selling, general and administrative               25,405          11,277           6,601          2,647          2,754
     Research and development                             584             269             475            413            286
     Amortization                                       1,108             580             464             25              0
     Special charges                                    3,875             -               -              -              -
                                                  -----------------------------------------------------------------------------
Loss from operations                                   (8,165)           (596)         (3,129)        (1,574)        (2,592)

Interest expense                                        2,494             579           1,069            264            225
Interest income                                          (654)            (97)             (5)            (2)            (1)
                                                  -----------------------------------------------------------------------------
Net loss                                            $ (10,005)      $  (1,078)      $  (4,193)      $ (1,836)      $ (2,816)
                                                  -----------------------------------------------------------------------------
                                                  -----------------------------------------------------------------------------

Net loss per share, basic and diluted               $   (0.61)      $   (0.10)      $   (0.72)      $  (0.35)      $  (0.62)

Shares used in calculating net loss
     per share, basic and diluted                      16,361          11,327           5,815          5,207          4,557

EBITDA                                                 (5,491)            803          (2,218)        (1,220)        (2,286)
EBITDA before special charges                          (1,616)            803          (2,218)        (1,220)        (2,286)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                           $   3,410       $   3,125       $     150      $     -         $    -
Working capital                                        18,420          15,408          (6,434)        (1,324)          (793)
Total assets                                           67,005          37,108          12,886          3,981          2,354
Long-term obligations, net of current portion          22,620           1,412           1,847            911          1,489
Total shareholders' equity                          $  28,543       $  29,780       $     (74)     $    (159)      $ (1,095)

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense. EBITDA before special charges is EBITDA excluding special charges, a substantial portion of which are non-cash in nature and all of which are expected to be infrequently occurring. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt.













EBITDA is calculated as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                        1998            1997            1996            1995             1994
                                                  -------------------------------------------------------------------------------
Net income (loss)                                     $ (10,005)      $  (1,078)      $  (4,193)      $  (1,836)       $  (2,816)
Interest income                                            (654)            (97)             (5)             (2)              (1)
Interest expense                                          2,494             579           1,069             264              225
Depreciation                                              1,566             819             447             329              306
Amortization                                              1,108             580             464              25                -
                                                  -------------------------------------------------------------------------------
EBITDA                                                   (5,491)            803          (2,218)         (1,220)          (2,286)
Special charges                                           3,875               -               -               -                -
                                                  -------------------------------------------------------------------------------
EBITDA before special charges                         $  (1,616)      $     803       $  (2,218)      $  (1,220)      $   (2,286)
                                                  -------------------------------------------------------------------------------
                                                  -------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6:
"Selected Financial Data" and the Consolidated Financial Statements of the Company, related notes thereto, and other financial data appearing elsewhere in this Report on Form 10-K.

GENERAL

     Eco Soil Systems, Inc. develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop maintenance problems in the golf and agricultural industries. We have developed our patented BioJect system for the distribution of naturally occurring microbes that complement or reduce the need for many chemical products currently used in golf and agricultural markets. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system provides customers with cost savings and mitigates the adverse environmental effects associated with chemical products. We initially focused our sales and marketing efforts on the golf course market, and recently we entered the agricultural crop and ornamental markets.

     Through 1995 our principal activities were the development, marketing and sale of our proprietary BioJect systems and microbial products, primarily in the golf course maintenance market. In 1996, we began to rapidly expand our sales and marketing capabilities related to the BioJect system by hiring key personnel and acquiring regional distributors whose sales representatives had established relationships with potential BioJect customers in the golf course and turf maintenance markets. In May 1996, we acquired two turf maintenance products distributors located in New England and Illinois. In February 1997, we acquired substantially all of the assets of a turf maintenance products distributor located in Southern California. In March 1998, we acquired two additional turf maintenance products distributors located in Indiana and Michigan. The acquisition of these distributors significantly increased the volume of distributed products we are selling and led to increased penetration of the BioJect system within the golf industry. In December 1998, we consolidated these subsidiaries into our Turf Partners business segment. Also in December 1998, we signed a contract to exclusively market and distribute fertilizer products of The Scotts Company (the "Scotts Contract") to the golf course industry in 24 states. The Scotts Contract also provides us with similar non-exclusive distribution rights in five additional states. As a result, we hired 25 sales representatives formerly with Scotts, who will now be actively marketing both the Scotts products and all our other products in geographic areas previously served by independent distributors. We incurred substantial costs in December 1998 to cancel or buy out our agreements with many of those distributors.

     By 1997, we had developed agricultural applications for the BioJect system and our related CalJect system and commenced generating revenues in the agricultural market. In 1998, we began to rapidly expand our sales and marketing capabilities in the agricultural market through the acquisition of four independent distributors of micro-irrigation products in Southern California, Arizona and Mexico. In December 1998, we consolidated these subsidiaries into our Agricultural Supply business segment.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     REVENUES

     In 1998, our revenues were $82.4 million, an increase of 119.5% versus $37.5 million in 1997. The increase in revenues reflects an increase in both Turf Partners and Agricultural revenues.

     In 1998, our Turf Partners revenues were $61.3 million, an increase of 65.9% versus $36.9 million in 1997. The increase in Turf Partners revenues occurred in all three operating regions of the U.S. as a result of (i) the acquisitions of two turf maintenance products distributors in the midwest,
(ii) the opening of two new warehouses in the west and (iii) increased sales from our existing distribution facilities in the east. We expect such revenues to continue to increase in 1999 as a result of (i) realizing a full year of operations from the distributors we acquired in 1998, and (ii) revenues to be generated as a result of the Scotts contract previously described.

     In 1998, our Agricultural Supply revenues were $21.0 million, compared to $550,000 in 1997. Agricultural Supply revenues primarily increased due to
(i) the acquisitions of four distributors of micro-irrigation products in 1998, and (ii) increased acreage under contract with our proprietary soil maintenance programs. We expect such revenues to continue to increase in 1999 as a result of (i) realizing a full year of operations from the distributors we acquired in 1998, and (ii) continued increases in acreage under contract to our proprietary soil maintenance programs.

     GROSS PROFIT

     In 1998, our gross profit was $22.8 million, an increase of 97.8% versus $11.5 million in 1997. The increase in gross profit was due to the increase in both Turf Partners and Agricultural Supply segment revenues. For 1998, our gross margin was 27.7% versus 30.7% for 1997. The gross margin on distributed products is substantially lower than the gross margin on our proprietary products. In 1998, even though we experienced significant percentage growth in revenues from our proprietary products, we experienced substantially greater increases in total revenues from our distributed products. In 1998, gross margin was also slightly negatively affected by the mix of distributed products sold.

     In 1998, the gross profit on Turf Partners sales was $16.7 million, an increase of 51.2% versus $11.0 million in 1997. The increase in gross profit on Turf Partners sales is directly related to the increase in revenue, as previously discussed. In 1998, the gross margin on Turf Partners products was 27.2% versus 29.8% in 1997. The decrease in gross margin was due to the factors described previously.

     For 1998, the gross profit on Agricultural Supply segment sales was $6.1 million, compared to $499,000 for 1997. The increase in gross profit on Agricultural Supply sales was directly related to the increase in revenue. In 1998, the gross margin on Agricultural Supply sales was 29.1%, reflecting our substantially larger volume of lower margin sales of irrigation products, versus 90.7% in 1997, which consisted solely of our higher margin proprietary soil maintenance programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For 1998, selling, general and administrative ("SG&A") expense was $25.4 million, an increase of 125.3% versus $11.3 million for 1997. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions, as well as expenses related to the buyout or cancellation of certain exclusive distribution agreements which were driven by the contract signed with Scotts as previously described. SG&A expense as a percentage of revenues was 30.8% in 1998 compared to 30.1% in 1997. We realized efficiencies in 1998 from the absorption of our administrative costs over a larger volume of revenues, but such efficiencies were offset by increased costs to support the rapid expansion of our business and costs related to the buyout or cancellation of distribution agreements as described previously. While we expect SG&A expense to continue to increase in 1999 as a result of expected increases in revenues, we expect SG&A expense to decrease slightly as a percentage of revenues, due to the efficiencies described previously.

     RESEARCH AND DEVELOPMENT EXPENSE

     In 1998, research and development expense was $584,000, compared to $269,000 in 1997. The increase in research and development expense was due to ongoing analysis and testing of potential products for the Agricultural Supply and Turf Partners markets.

     AMORTIZATION EXPENSE

     For 1998, amortization expense was $1.1 million, an increase of 91.0% versus $580,000 for 1997. The increase in amortization expense is due to an increase in goodwill directly related to our recent acquisitions.

     SPECIAL CHARGES

     During the fourth quarter of 1998, we recorded special charges of $3.9 million as a result of our actions to reorganize our basic operations and better align our overall cost structure and organization with planned revenue levels. The restructuring activities (shown below in tabular format) primarily relate to the following:

     1) We reorganized into two separate operating segments, Turf Partners and Agricultural Supply. We expect our restructured organization to enable us to more efficiently and effectively manage our nationwide golf course and turf maintenance business. We eliminated certain duplicative positions in all areas of our business and terminated a total of 28 employees, resulting in total severance costs of $338,000. We also closed certain leased distribution facilities and removed certain assets from operations which had become duplicative or inefficient as a result of our various acquisitions, resulting in total charges of $148,000.

     2) We wrote off impaired goodwill in the amount of $2.4 million related to the acquisitions of two turf distributors acquired in prior years, Turf Products in June 1996 and Turfmakers in February 1997. In both cases, we had experienced significant turnover in both the sales force and customer base of the acquired businesses. Also, as a result of the reorganization described above, we expect further attrition due to the geographic relocation of certain distribution facilities. As a result, such businesses are incurring negative cash flows and, despite the reorganization, the Company does not expect to generate positive cash flows from the acquired businesses for the foreseeable future. Under generally accepted accounting principles, the related goodwill is impaired and was written down to zero based on the present value of the estimated discounted future cash flows from such businesses.

     3) We incurred charges of $871,000 to wind down our Aspen Consulting Companies, Inc. subsidiary ("Aspen Consulting"). As we have refocused our efforts on expanding our Turf Partners and Agricultural Supply business segments, we no longer intend to pursue the Aspen Consulting business. We have not historically generated significant revenues or profits from these operations.

Details of the special charges (in thousands) are as follows:

                                                        CASH/          AMOUNT         CASH EXPENDED             ACCRUED
                                                         NON             OF              THROUGH            LIABILITIES AT
         DESCRIPTION OF CHARGE:                         CASH           CHARGE       DECEMBER 31, 1998     DECEMBER 31, 1998
--------------------------------------------------     --------       --------      -----------------     -----------------
REORGANIZATION OF OPERATING STRUCTURE:
    Severance of employees:                            Cash               $338                   $121                  $217
    Vacated lease facilities:                          Cash                 55                     --                    55
    Write-downs of assets removed from operations:     Non-cash             93                     --                    --
    Professional fees:                                 Cash                 59                      2                    57
    Other:                                             Cash                 53                     --                    53
                                                                         -----                   ----                  ----
                                                                           598                    123                   382
IMPAIRMENT LOSS ON CERTAIN ASSETS:
    Goodwill related to Turf Products subsidiary:      Non-cash          1,487                     --                    --
    Goodwill related to Turfmakers subsidiary:         Non-cash            919                     --                    --
                                                                         -----                   ----                  ----
                                                                         2,406                     --                    --
EXIT OF ASPEN CONSULTING OPERATIONS:
    Severance of employees:                            Cash                143                     --                   143
    Write-downs of assets removed from operations:     Non-cash            575                     --                    --
    Vacated lease facilities:                          Cash                 84                     --                    84
    Other:                                             Cash                 69                     --                    69
                                                                         -----                   ----                  ----
                                                                           871                     --                   296
                                                                         -----                   ----                  ----
TOTAL SPECIAL CHARGES                                                   $3,875                 $  123                $  678
                                                                      --------      -----------------     -----------------
                                                                      --------      -----------------     -----------------

     INTEREST EXPENSE

     In 1998, interest expense was $2.5 million, an increase of 331% versus $579,000 in 1997. The increase in interest expense reflects (i) an increase in the amount of debt outstanding, (ii) additional interest costs of $858,000 associated with the replacement of a prior bank credit facility from Provident Bank with a new facility from Imperial Bank and (iii) amortization of the issuance costs associated with the Senior Subordinated Notes and bank credit facility entered into in August 1998.

     NET LOSS

     For the year ended December 31, 1998, net loss was $10.0 million or $.61 per share compared to a net loss of $1.1 million or $.10 per share for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO 1996

     REVENUES

     In 1997, our revenues were $37.5 million, an increase of 210% compared to $12.1 million in 1996. The increase in revenues is primarily attributable to (i) the placement of new BioJect units at customer locations, (ii) a full year's revenues from the two turf products distributors acquired in June 1996, (iii) the acquisition of Turfmakers in February 1997, (iv) and the opening of new distribution facilities in Pennsylvania and Southern California in 1997.

     In 1997, our Turf Partners revenues were $36.9 million, an increase of 205% versus $12.1 million in 1996. The increase in revenues was due to the factors described above.

     In 1997, our Agriculture Supply revenues were $550,000 compared to none in 1996. The increase in revenues resulted from our entering the Agricultural market during 1997.

     GROSS PROFIT

     In 1997, our gross profit was $11.5 million, an increase of 161% compared to $4.4 in 1996. The increase in gross profit resulted from the increase in revenues. In 1997, the gross margin was 31% versus 36% in 1996. The decline in gross margin in 1997 resulted from a disproportional increase in sales of distributed products, which carry lower margins than our proprietary products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     In 1997, SG&A expense was $11.3 million, an increase of 71% compared to $6.6 million in 1996. The increase in SG&A expense reflects the costs related to the acquired businesses, as described above, general corporate expenditures required to support our growth and the costs associated with being a public company. SG&A expense declined as a percentage of revenues from 54.5% in 1996 to 30.1% in 1997 as a result of the absorption of administrative expenses over the larger volume of sales.

     RESEARCH AND DEVELOPMENT

     In 1997, research and development expense was $269,000, a decrease of 43% compared to $475,000 in 1996. The decrease in research and development expense resulted from lower expenditures on the development of the BioJect system.

     AMORTIZATION EXPENSE

     In 1997, amortization expense was $580,000, an increase of 25% compared to $464,000 in 1996. The increase in expenses associated with the amortization of goodwill resulted from our acquisitions in 1996 and 1997 discussed previously.

     INTEREST EXPENSE

     In 1997, interest expense was $579,000, a decrease of 46% compared to $1.1 million in 1996. The decrease in interest expense was primarily due to the conversion and repayment of outstanding debt. The amount of short and long-term debt decreased to $2.7 million at December 31, 1997, compared to $9.1 million at December 31, 1996.

     NET LOSS

     For the year ended December 31, 1997, the net loss was $1.1 million or $.10 per share compared to a net loss of $4.2 million or $.72 per share for the year ended December 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception from revenues from sales of our products, sales of our Common Stock, borrowing from our principal shareholders and debt financing. Our operating and investing activities used cash of $15.2 million during the year ended December 31, 1998.

     On August 25, 1998, we completed a financing transaction providing us with $15 million in gross proceeds. We issued an aggregate of $15 million principal amount of our 12.00% Senior Subordinated Notes due 2003 (the "Notes") pursuant to Note Agreements dated as of August 25, 1998 between Albion Alliance Mezzanine Fund and us and between Paribas Capital Funding and us LLC. The Notes are due in 2003 and bear interest at a rate of 12% per
annum, which is due quarterly.   We applied the proceeds from the  Notes to
(i) the repayment in full of our revolving credit facility with Imperial Bank, term loan and other bank debt and certain promissory notes, in the aggregate amount of approximately $12.1 million, (ii) the payment of fees and expenses incurred in connection with the financing and (iii) working capital.

     We also have a revolving line of credit with Imperial Bank under which we can borrow up to $10 million. The line of credit is due in April 2000.
We pay interest on the line of credit monthly at prime plus one-half percent.

     Our line of credit and Note Agreements contain certain covenants which require us to maintain minimum levels of net worth, working capital, and other financial ratios, as defined. As of December 31, 1998, we were not in compliance with certain of these covenants. The lenders have provided modifications to, or waivers of, such covenants which we believe will allow us to remain in compliance with the covenants through at least December 31, 1999.

     We intend to finance our future operations and growth through a combination of product revenues, borrowings available under the line of credit, and public or private debt or equity financing. However, there can be no assurance that such financing alternatives will be available under favorable terms, if at all. We believe that we have sufficient resources to finance our operations and future growth for at least the next twelve months.

     YEAR 2000

     Many currently installed computer systems are coded to accept only two digit entries in the date code field. These date code fields need to be modified or upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. Many organizations are expending significant resources to modify or upgrade their computer systems for such "Year 2000" compliance. We presently believe that, with modifications to existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 problem could have a material impact on the our operations.

     The Year 2000 issue affects our internal systems, including information technology ("IT") and non-IT systems. We are in the process of upgrading our existing computer software and IT systems and recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures. We rely upon microprocessor-based personal computers and commercially available applications software. In addition, in the ordinary course of our product development efforts, we have designed our current proprietary equipment, consisting of hardware and software (including th BioJect system itself), to be Year 2000 ready. We are also reviewing our utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. Additionally, should we undertake future acquisitions, the Year 2000 risks that affect us can be expected to similarly affect such potential acquisition candidates. We intend to review the systems of all potential acquisitions for Year 2000 compliance. However, the failure to correct a material Year 2000 problem either within the Company, within a vendor or supplier or within a potential acquisition candidate could result in an interruption in, or a failure of, certain normal business activities or operations. Such interruptions or failures could materially adversely affect our business, operating results and financial condition.

     We depend on smooth and timely interactions with our vendors, customers and other third parties. Any unexpected costs or disruption in the operations or activities of such vendors, customers or other third parties as a result of Year 2000 compliance issues within such entities could materially adversely affect the our business, operating results or financial condition. The Company intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third-parties, including financial institutions and utility-providers, to understand their ability to continue providing services and products through the change to Year 2000.

     The cost of our Year 2000 compliance assessment and upgrade is being funded from current operations. The cost to us of our Year 2000 identifications, assessment, remediation and testing efforts, as well as costs we currently expect to be incurred with respect to Year 2000 issues of
third parties, is expected to be approximately $20,000.   We will continue to
consider the likelihood of a material business interruption due to the Year 2000 issue and, if necessary, implement appropriate contingency plans. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since we have adopted a plan to address these Year 2000 issues, we have not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if we identify significant risks or are unable to meet our anticipated timeline, we will develop contingency plans as deemed necessary at that time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's foreign sales are principally to Mexico. All foreign transactions are denominated in U.S. dollars, therefore, the Company's exposure to foreign currency fluctuations is minimal.

     The Company is exposed to changes in interest rates from its 12% senior subordinated notes, which are due in full in 2003. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the Notes by approximately $700,000 as of December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

     Material in Proxy Statement for 1999 Annual Meeting that is incorporated herein by reference:

ITEM NO.                      ITEM CAPTION                             PROXY STATEMENT CAPTION
--------  -----------------------------------------------------  -----------------------------------
  10.     Directors and Executive Officers of the Registrant     "Directors and Executive Officers"
  11.     Executive Compensation                                 "Executive Compensation"
  12.     Security Ownership of Certain Beneficial Owners and    "Security and Management Ownership"
          Management
  13.     Certain Relationships and Related Transactions         "Certain Transactions"

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

    1. Financial Statements:
       (see "Index to Consolidated Financial Statements" at page F-1).

    2. Financial Statement Schedules:
       VIII-Valuation and Qualifying Accounts

    3. Exhibits
       The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(B) REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K under Item 5 thereof on December 30, 1998, relating to the Company's entering into a Credit Agreement with Imperial Bank dated as of December 14, 1998 which provides for a $10 million secured revolving line of credit and the termination of the Company's line of credit with The Provident Bank.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------

    3.1(4)           Amended and Restated Articles of Incorporation
    3.2(5)           Articles of Correction to Amended and Restated Articles of
                     Incorporation
    3.3(6)           Articles of Amendment to Amended and Restated Articles of
                     Incorporation
    3.4(4)           Bylaws, as amended
    4.1(2)           Form of the Common Stock Certificate
   10.1(3)           1992 Stock Option Plan
   10.2(3)           1996 Directors' Stock Option Plan
   10.3(2)           Agreement and Plan of Merger, dated as of May 31, 1996, as amended on October 28, 1996, by and among the
                     Company, a wholly owned subsidiary of the Company and Turf
                     Specialty, Inc.
   10.4(2)           Agreement and Plan of Merger, dated as of May 31, 1996, by and among the Company, a wholly owned subsidiary of
                     the Company and Turf Products, Ltd.
   10.5(3)           Employment Agreement, dated May 21, 1991, as amended,
                     November 7, 1996 between the Company and William B. Adams
   10.6(3)           Employment Agreement, dated January 1, 1994, as amended,
                     November 7, 1996 between the Company and Douglas M.
                     Gloff
   10.7(3)           Employment Agreement, dated July 8, 1996, between the
                     Company and Kevin P. Lyons
   10.8(3)           Employment Agreement, dated July 8, 1996, between the
                     Company and David W. Schermerhorn
   10.9(4)           Employment Agreement, dated July 10, 1996, between the
                     Company and Walter W. Fuchs
  10.10(2)           Distribution Agreement, dated August 2, 1996, between the
                     Company and Abbott Laboratories, Chemical and
                     Agricultural Products Division
  10.11(3)           Lease Agreement, dated September 1, 1996, between the
                     Company and Arthur P. Arns
  10.12(5)           Security and Loan Agreement, dated June 30, 1997, between
                     the Company and Imperial Bank of San Diego
  10.13(5)           Warrant to Purchase Common Stock dated June 30, 1997
                     granted by the Company to Imperial Bank
  10.14(5)           Option for Xanthomonas Campestris dated June 3, 1997 made
                     by Mycogen Corporation in favor of the Company
  10.15(5)           Settlement Agreement dated as of July 6, 1997 by and
                     between the Company and Encore Technologies, Inc.
  10.16(5)           Assignment of TX-1 Intellectual Property made as of July 6,
                     1997 by Encore Technologies, Inc. to the Company
  10.17(5)           Assignment of Media Intellectual Property made as of July
                     6, 1997 by Encore Technologies, Inc. to the Company
  10.18(5)           License and Supply Agreement dated as of July 6, 1997 by
                     and between the Company and Encore Technologies, Inc.
  10.19(7)           1998 Stock Option Plan
  10.20(8)           Note and Warrant Purchase Agreement dated as of August 25,
                     1998.
  10.21(8)           12.00% Senior Subordinated Note Due August 25, 2003.
  10.22(8)           Common Stock Purchase Warrant Expiring August 25, 2003.
  10.23(9)           Credit Agreement dated as of December 2, 1998.
  10.24(9)           Promissory Note (and Libor Addendum thereto) dated as of
                     December 2, 1998.
  10.25(9)           Commercial Security Agreement dated as of December 2, 1998.
  21.1(1)            List of Subsidiaries
  23.1(1)            Consent of Ernst & Young LLP, Independent Auditors
  23.2(1)            Consent of Bigelow & Company, CPA, P.C., Independent
                     Auditors
  27.1(1)            Financial Data Schedule

--------------

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

(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-39399) filed with the Commission on November 4, 1997.

(6) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-39399) filed with the Commission on November 21, 1997.

(7) Incorporated by reference to the Company's Periodic Report on Form 10-QSB (File No. 001-12653) filed with the Commission on August 13, 1998.

(8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on September 11, 1998 (includes
     Schedule 1 showing additional party to and differing terms of substantially identical documents).

(9) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on December 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of April, 1999.

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

          SIGNATURE                          TITLE                    DATE
          ---------                          -----                    ----

   /s/  WILLIAM B. ADAMS          Chairman of the Board and       April 7, 1999
----------------------------      Chief Executive Officer
        William B. Adams          (principal executive and
                                   financial officer)

   /s/  DOUGLAS M. GLOFF          President, Chief Operating      April 7, 1999
----------------------------      Officer and Director
        Douglas M. Gloff

   /s/  BRIAN CUDDYER             Controller (principal           April 7, 1999
----------------------------      accounting officer)
        Brian Cuddyer

/s/  FRIDOLIN E. FACKLEMAYER      Director                        April 7, 1999
----------------------------
     Fridolin E. Facklemayer

   /s/  EDWARD C. FORD            Director                        April 7, 1999
----------------------------
        Edward C. Ford

   /s/  S. BART OSBORN            Director                        April 7, 1999
----------------------------
        S. Bart Osborn

   /s/  WILLIAM S. POTTER         Director                        April 7, 1999
----------------------------
        William S. Potter

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                           Page
                                                                                                           -----
Report of Ernst & Young LLP, Independent Auditors....................................................      F-2
Report of Bigelow & Company, CPA, P.C., Independent Auditors.........................................      F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997.........................................      F-4
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...........      F-5
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
  December 31, 1998, 1997 and 1996...................................................................      F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                 F-7
Notes to Consolidated Financial Statements...........................................................      F-8

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Eco Soil Systems, Inc.

We have audited the accompanying consolidated balance sheets of Eco Soil Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Turf Specialty, Inc., a wholly-owned subsidiary, for the period from its acquisition on May 31, 1996 to December 31, 1996, which statement reflects total revenues of $3,867,000 for the period from May 31, 1996 to December 31, 1996, included in the consolidated results of operations for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Turf Specialty, Inc., for the period from May 31, 1996 to December 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco Soil Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

San Diego, California
March 9, 1999,
except for Note 4 and Note 8, as to which the date is March 31, 1999

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Turf Specialty, Inc.
Londonderry, New Hampshire

We have audited the accompanying consolidated balance sheet of Turf Specialty, Inc. (a wholly-owned subsidiary of Eco Soil Systems, Inc.) as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the seven months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                       BIGELOW & COMPANY
                                       Certified Public Accountants, P.C.
                                       By:

                                       /s/ Marie C. McKay

                                       Marie C. McKay
                                       Certified Public Accountant

January 23, 1997

                                      ECO SOIL SYSTEMS, INC.

                                    CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              ASSETS
                                                                                                               December 31,
                                                                                                          -----------------------
                                                                                                           1998             1997
                                                                                                          -------          ------
Current Assets:
      Cash and cash equivalents                                                                          $  3,410         $  3,125
      Short-term investments, available-for-sale                                                                -            3,000
      Accounts receivable, net of allowance for doubtful accounts of $1,261 and $115
           at December 31, 1998 and 1997, respectively                                                     13,523           10,148
      Finished goods inventory                                                                             10,475            4,515
      Prepaid expenses and other current assets                                                             6,288              536
                                                                                                         --------         --------
Total current assets                                                                                       33,696           21,324
Equipment under construction                                                                                2,823            1,072
Equipment under operating leases, net                                                                       8,019            6,735
Property and equipment, net                                                                                 5,541            1,150
Intangible assets, net                                                                                     14,571            6,515
Other assets                                                                                                2,355              312
                                                                                                         --------         --------
Total assets                                                                                             $ 67,005         $ 37,108
                                                                                                         --------         --------
                                                                                                         --------         --------

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                                                   $  8,037         $  2,492
      Accrued expenses                                                                                      7,061            2,151
      Current portion of long-term obligations                                                                178            1,273
                                                                                                         --------         --------
Total current liabilities                                                                                  15,276            5,916
Long-term obligations, net of current portion                                                              22,620            1,412
Deferred rent                                                                                                 566                -
Commitments
Shareholders' equity
      Preferred stock
           $.005 par value; 5,000,000 shares authorized;
           none issued and outstanding                                                                          -                -
      Common stock
           $.005 par value; 50,000,000 and 25,000,000 shares
           authorized at December 31, 1998 and 1997, respectively; 17,064,576 and 15,320,923 shares issued and outstanding at December 31, 1998 and 1997,
           respectively                                                                                        85               77
      Additional paid-in capital                                                                           51,485           43,708
      Warrants                                                                                                958              242
      Notes receivable from shareholders                                                                      (15)            (282)
      Accumulated deficit                                                                                 (23,970)         (13,965)
                                                                                                         --------         --------
Total shareholders' equity                                                                                 28,543           29,780
                                                                                                         --------         --------
Total liabilities and shareholders' equity                                                               $ 67,005         $ 37,108
                                                                                                         --------         --------
                                                                                                         --------         --------

See accompanying notes

                                  ECO SOIL SYSTEMS, INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Year Ended December 31,
                                                                               1998                1997              1996
                                                                             --------            -------           --------
Revenues:
      Turf Partners                                                           $61,336            $36,975           $ 12,116
      Agricultural Supply                                                      21,035                550                  -
                                                                             --------            -------           --------
           Total revenues                                                      82,371             37,525             12,116

Cost of revenues:
      Turf Partners                                                            44,657             25,944              7,705
      Agricultural Supply                                                      14,907                 51                  -
                                                                             --------            -------           --------
           Total cost of revenues                                              59,564             25,995              7,705
                                                                             --------            -------           --------
Gross profit                                                                   22,807             11,530              4,411

Operating expenses:
      Selling, general and administrative                                      25,405             11,277              6,601
      Research and development                                                    584                269                475
      Amortization of intangibles                                               1,108                580                464
      Special charges                                                           3,875                  -                  -
                                                                             --------            -------           --------
Loss from operations                                                           (8,165)              (596)            (3,129)

Interest expense                                                                2,494                579              1,069
Interest income                                                                  (654)               (97)                (5)
                                                                             --------            -------           --------
Net loss                                                                     $(10,005)           $(1,078)          $ (4,193)
                                                                             --------            -------           --------
                                                                             --------            -------           --------

Net loss per share, basic and diluted                                        $  (0.61)           $ (0.10)           $ (0.72)
                                                                             --------            -------           --------
                                                                             --------            -------           --------

Shares used in calculating net loss per share, basic and diluted               16,361             11,327              5,815
                                                                             --------            -------           --------
                                                                             --------            -------           --------

See accompanying notes

                             ECO SOIL SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                               NOTE
                                                                     ADDITIONAL             RECEIVABLE
                                                   COMMON STOCK        PAID-IN                  FROM      ACCUMULATED
                                                 SHARES      AMOUNT    CAPITAL   WARRANTS   SHAREHOLDERS     DEFICIT       TOTAL
                                                 ------      ------    -------   --------   ------------     -------       -----
Balance at December 31, 1995................   4,968,935        $25     $8,510     $ --          $ --        $(8,694)     $(159)

  Issuance of common stock in connection
  with acquisitions ........................   1,022,074          5      3,061       --            --             --      3,066

  Issuance of common stock..................     138,583          1        387       --            --             --        388
  Issuance of warrants in connection with
  debt.....................................           --         --         --      242            --             --        242
  Exercise of stock options................      239,000          1        391       --           (192)           --        200
  Conversion of debt.......................      237,998          1        381       --            --             --        382
  Net loss.................................           --         --         --       --            --         (4,193)    (4,193)
                                              ----------    -------  ----------  ------      ---------     ---------  ---------

Balance at December 31, 1996...............    6,606,590         33     12,730      242           (192)      (12,887)       (74)

  Issuance of common stock in IPO, net of
  issuance costs of $2,145.................    3,795,000         19     13,491       --            --             --     13,510

  Issuance of common stock follow-on
  offering, net of issuance costs of
  $1,756...................................    3,244,167         17     14,345       --            --             --     14,362

  Issuance of common stock in connection
  with acquisitions........................       25,000         --        109       --            --             --        109


  Exercise of stock options and warrants...    1,058,036          5      1,081       --            (90)           --        996


  Conversion of debt.......................      592,130          3      1,952       --            --             --      1,955

  Net loss.................................           --         --         --       --            --         (1,078)   (1,078)
                                              ----------    -------  ----------  ------      ---------     ---------  ---------

Balance at December 31, 1997...............   15,320,923         77      43,708     242           (282)      (13,965)    29,780

  Issuance of common stock in connection
  with acquisitions........................      531,880          2       3,656      --             --            --      3,658

  Shares in connection with earn-out
  provisions of acquisitions...............      196,563          1       1,612      --             --            --      1,613

  Warrants issued in connection with
  debt.....................................           --         --          --     788             --            --        788

  Repayments on notes receivable
  from shareholders........................           --         --          --      --            267            --        267

  Exercise of stock options and warrants...    1,015,210          5      2,509      (72)           --             --      2,442

  Net loss.................................           --         --         --       --            --        (10,005)   (10,005)
                                              ----------    -------  ----------  ------      ---------     ---------  ---------

Balance at December 31, 1998...............   17,064,576        $85    $51,485     $958           $(15)     $(23,970)   $28,543
                                              ----------    -------  ----------  ------      ---------     ---------  ---------
                                              ----------    -------  ----------  ------      ---------     ---------  ---------

See accompanying notes

                             ECO SOIL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               YEARS ENDED DECEMBER 31,

                                                                                          1998          1997            1996
                                                                                         ------        ------          ------
OPERATING ACTIVITIES
Net loss....................................................................          $ (10,005)       $(1,078)      $ (4,193)
Adjustments to reconcile net cash used in operating activities:
  Depreciation and amortization.............................................              2,674          1,399            911
  Amortization of debt issuance costs and discount on long-term debt........                238             70            189
  Provision for losses on accounts receivable...............................              1,521             12             89
  Write-off of deferred debt issuance costs.................................                858             --             --
  Special charges, non-cash portion.........................................              3,752             --             --
  Deferred rent.............................................................                566             --             --
  Loss on sale of property and equipment....................................                 69             --             --
Changes in operating assets and liabilities, net of effect of acquired businesses:
  Accounts receivable.......................................................              1,864         (8,102)         1,956
  Inventories...............................................................             (2,803)        (2,432)           114
  Prepaid expenses and other assets.........................................             (4,475)             3           (472)
  Accounts payable..........................................................             (2,925)          (242)        (2,932)
  Accrued liabilities.......................................................                 51          1,409           (292)
                                                                                      ---------      ---------      ---------
Net cash used in operating activities.......................................             (8,615)        (8,961)        (4,630)
INVESTING ACTIVITIES
Cash received in acquisitions...............................................                 --             --          1,656
Payments for acquired patents and licenses..................................               (644)          (129)            --
Payments related to acquired businesses, net of cash acquired...............             (3,175)        (1,408)        (2,690)
Purchase of long-term investment............................................               (100)            --             --
Proceeds from the sale of property and equipment............................                383             --             --
Payments for equipment under operating leases...............................             (1,998)        (7,009)            --
Equipment under construction................................................             (1,751)          (799)            --
Purchase of property and equipment..........................................             (2,284)          (999)          (748)
Proceeds from sale of equipment under operating leases......................                 --          1,325             --
Purchase of short-term investments..........................................                 --         (3,000)            --
Sale of short-term investments..............................................              3,000             --             --
Proceeds from note receivable...............................................                 --             --            595
                                                                                      ---------      ---------      ---------
Net cash used in investing activities.......................................             (6,569)       (12,019)        (1,187)
FINANCING ACTIVITIES
Advances (to) from shareholders.............................................                267           (355)           179
Proceeds from subordinated debt.............................................             15,000             --             --
Proceeds from long-term obligations.........................................             31,115          8,221          6,442
Repayments of long-term obligations.........................................            (31,588)       (12,757)        (1,135)
Payments on capital lease obligations.......................................                 --            (22)          (107)
Net proceeds from issuance of common stock..................................              2,442         28,868            588
Debt issuance costs.........................................................             (1,767)            --             --
                                                                                      ---------      ---------      ---------
Net cash provided by financing activities...................................             15,469         23,955          5,967
                                                                                      ---------      ---------      ---------
Net increase in cash........................................................                285          2,975            150
Cash and cash equivalents at beginning of year..............................              3,125            150             --
                                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of year....................................          $   3,410      $   3,125      $     150
                                                                                      ---------      ---------      ---------
                                                                                      ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid.............................................................          $   1,150      $     708      $     537
                                                                                      ---------      ---------      ---------
                                                                                      ---------      ---------      ---------
NON-CASH FINANCING ACTIVITIES
Common stock issued upon conversion of debt and shareholder advances........                 --      $  1,955       $    382
                                                                                      ---------      ---------      ---------
                                                                                      ---------      ---------      ---------


                          See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    The Company develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop maintenance problems in the golf and agricultural industries. The Company has developed its patented BioJect system for the distribution of naturally occurring microbes that complement or reduce the need for many chemical products currently used in golf and agricultural markets. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system provides customers with cost savings and mitigates the adverse environmental effects associated with chemical products. The Company initially focused its sales and marketing efforts on the golf market, and recently has entered the agricultural crop and ornamental markets.

BASIS OF CONSOLIDATION

    The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allocation of the purchase price relating to acquired businesses, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturity of less than three months to be cash equivalents.

SHORT-TERM INVESTMENTS

    In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," the Company's short-term investments are classified as available-for-sale. Available-for-sale securities at December 31, 1997 are stated at cost, as the difference between cost and fair value is immaterial. All of such securities matured in 1998.

CONCENTRATION OF CREDIT RISK

    No individual customer accounted for more than 10% of revenues in 1998, 1997 and 1996, and the Company is not economically dependent upon any one customer. The Company's Turf Partners segment serves a wide variety of customers, primarily golf courses, who are geographically dispersed across the Northeast, Midwest and Southwest regions of the United States. The Company's Agricultural Supply segment serves a wide variety of customers, primarily growers, who are concentrated principally in Mexico, and to a lesser extent, the Southwestern United States.

INVENTORIES

    Inventories consist principally of non-proprietary chemical, fertilizer and other turf maintenance products, golf course supplies, and irrigation and other agricultural supplies. Such products are purchased from the manufacturers and are carried at the lower of cost (first-in, first-out method) or market.

EQUIPMENT UNDER CONSTRUCTION

    Equipment under construction is related to the manufacture of new BioJects. The BioJects are primarily constructed by independent third parties during the third and fourth quarters of each year. The Company performs final assembly and quality testing, generally in the first quarter of each year, and the completed units are typically placed into service shortly following completion.

EQUIPMENT UNDER OPERATING LEASES

    Equipment under operating leases consists principally of BioJect equipment leased under an initial one-year term with month-to-month renewal options and is stated at cost. Depreciation is provided using the straight-line method over seven years, the estimated service life of the equipment. Accumulated depreciation and amortization of equipment under operating leases totaled $972,000 and $276,000 at December 31, 1998 and 1997 respectively.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated service lives of the assets, generally ranging from 3 to 5 years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the assets or the lease term and such amortization is included in depreciation in the accompanying financial statements.

INTANGIBLE ASSETS

    Intangible assets consist primarily of the excess of the purchase price over the fair value of the assets acquired ("goodwill") related to the Company's various acquisitions (see Note 2). Such intangible assets are generally being amortized over a period of 15 years.

    Certain of the Company's acquisitions involve earn-out payments which could be payable to the former shareholders of the acquired businesses based on the post-acquisition performance of the acquired businesses. The Company evaluates such obligations in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." To date, all such contingent consideration has been treated as additional purchase price, due to various factors including, but not limited to, the following: (i) the contingent consideration in certain cases is payable to selling shareholders who were not employees of such businesses and are not ongoing employees of the Company, (ii) the contingent consideration is payable without regard to continuing employment of the selling shareholders, or
(iii) the compensation arrangements for selling shareholders who became employees of the Company are at a reasonable level in comparison to that of similar employees.

    The earn-out payments are based on annual (calendar year) results. The Company determines its obligations at the conclusion of the annual period. Amounts payable in cash are included in accrued expenses. Amounts payable in stock are included in shareholders' equity.

IMPAIRMENT OF ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company recognizes and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

    In the fourth quarter of 1998, the Company identified indicators that goodwill related to two acquisitions made in prior years was impaired. The indicators consisted of the resignation or termination of key management or sales personnel of such businesses, greater than expected attrition in the acquired customer bases, closure or relocation of the acquired distribution facilities, and other factors. The Company estimated it will not likely realize positive future cash flows from these acquired businesses, and therefore recorded a write-off of the goodwill related to such acquisitions (see
Note 9).

DEFERRED DEBT ISSUANCE COSTS

   Included in other noncurrent assets are deferred debt issuance costs of $1.5 million related to the Company's issuance of Senior Subordinated Notes in August 1998 (see Note 4.) Such costs include fees paid to the placement agent, legal fees, fees paid to the lenders, and the fair value of warrants issued to the lenders. The costs are being amortized over the life of the debt.

   In November 1998, the Company terminated the line of credit entered into in August 1998 and entered into a new line of credit (see Note 4.) All deferred debt issuance costs related to the terminated line of credit, totalling $858,000, were expensed at that time.

   The amortization of deferred debt issuance costs is included in interest expense.

DEFERRED RENT

   Deferred rent consists of the gain on the sale/leaseback of the Company's principal facility in San Diego, California, (see Note 7) which is being amortized against rent expense on the straight line basis over the initial term of the leaseback.

REVENUE RECOGNITION

   Proprietary sales revenue in the Turf Partners segment is derived from the rental of equipment, principally BioJects, the sale of microbial products used in such equipment, and servicing of the equipment. Distributed sales revenue in the Turf Partners segment is derived primarily from sales of purchased products, and generally is concentrated more heavily in the second and third quarters of the year. Revenue from the rental of equipment is recognized monthly in accordance with the terms of the rental agreement, and revenue from the sale of proprietary microbial products and distributed products is recognized upon shipment.

   Distributed sales revenue in the Agricultural Supply segment is derived primarily from sales of purchased products, has historically not been very seasonal, and is recognized upon shipment. Proprietary sales revenue in the Agricultural Supply segment is derived from service contracts with growers. The portion of the revenue which is specifically allocated within the contract to installation of the Company's equipment and other up-front costs is recognized as such installation is completed and costs are incurred, and generally approximates the amount of such costs. The remainder of the contract revenue is recognized on a straight-line basis over the growing season, which is the period of service. The Company eventually intends to rotate its proprietary equipment among a variety of customers and crops in various areas of Mexico and the Southwestern United States to substantially eliminate seasonality, but the Company has only recently begun this business and there can be no assurance it will be successful at eliminating seasonality.

   The Company generally does not allow for sales returns, and returns have historically been minimal.

   The Company's export sales totaled $13,156,000, $4,842,000 and $543,000 for the years ended December 31, 1998, 1997 and 1996 respectively. Such sales were principally to customers in Mexico. All foreign transactions are denominated in U.S. dollars.

COST OF REVENUES

   In the Turf Partners segment, cost of proprietary sales revenue includes the cost of the microbial products and depreciation on the rental equipment. The cost of the service component is expensed as incurred in selling, general and administrative expense.

   In the Agricultural Supply segment, cost of proprietary sales revenues includes the cost of the microbial products and depreciation on the equipment used for delivery of the microbials. The cost of the service component is expensed as incurred in selling, general and administrative expense.

STOCK-BASED COMPENSATION

   As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to consultants and other non-employees are valued in accordance with SFAS 123 and are expensed over the service period.

RESTRUCTURING CHARGES

   Amounts accrued in connection with the Company's restructuring (see Note 9) were measured and recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

NET LOSS PER SHARE

   In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), basic and diluted net loss per share is calculated using the weighted average number of common shares outstanding. Diluted net income per share is calculated using the weighted average number of common shares outstanding plus the dilutive effect of outstanding options and warrants, if any, using the treasury stock method.

GOVERNMENT REGULATIONS

   Substantially all of the Company's facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the operations, financial condition, capital expenditures, or competitive position of the Company; however, there can be no assurance that compliance with such regulations would not have a material effect upon the Company's future results of operations or financial condition. Management believes that its current practices and procedures for the control and disposition of such materials comply with applicable federal and state requirements.

RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to current year classifications.

2.  RECENT ACQUISITIONS

   In February 1997, the Company acquired certain assets of Turfmakers, Inc. ("TMI"), a turf maintenance products distributor located in Palm Springs, California, for $1,225,000 cash and 25,000 shares of the Company's common stock valued at $4.38 per share. The excess of the purchase price over the net tangible assets acquired totaled $1,053,000, including approximately $45,000 for legal and other costs incurred associated with the acquisition.

   In March 1998, the Company acquired all the outstanding stock of Cannon Turf Supply, Inc. ("CTS"), a turf maintenance products distributor located near Indianapolis, Indiana, for $1,312,569 cash and 239,929 shares of the Company's common stock valued at $5.47 per share. The Company also agreed to make certain earn-out payments to the former shareholders of CTS, based on CTS' EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $980,000, which is payable in $448,000 cash and 61,108 shares of the Company's common stock. The maximum dollar value of the 1999 earn-out payments is $1,278,000. The excess of purchase price over the net tangible assets acquired totaled $4,293,000, including the 1998 earn-out payment but excluding any earn-out payment which may be earned in 1999, and also including approximately $282,000 for legal and other costs incurred associated with the acquisition.

   In March 1998, the Company acquired all the outstanding stock of Benham Chemical Corporation ("BC"), a turf maintenance products distributor located near Detroit, Michigan, for $802,440 cash.

   In April 1998, the Company acquired all the outstanding stock of Agricultural Supply, Inc. ("AS"), a distributor of agricultural micro-irrigation and soil maintenance products located in Escondido, California, for $336,000 cash and 225,284 shares of the Company's common stock valued at $8.19 per share. The Company also agreed to make certain earn-out payments to the former shareholders of AS based on AS' EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $680,000, which is payable in 78,071 shares of the Company's common stock. The maximum dollar value of the 1999 earn-out payments is $770,565. The excess of purchase price over the net tangible assets acquired totaled $2,462,000, including the 1998 earn-out payment but excluding any earn-out payment which may be earned in 1999, and also including approximately $282,000 for legal and other costs incurred associated with the transaction.

   In June 1998, the Company acquired all the outstanding stock of Yuma Sprinkler & Pipe Supply ("YSP"), a distributor of agricultural irrigation and soil maintenance products located in Yuma, Arizona, for $280,000 cash and 66,667 shares of the Company's common stock valued at $7.50 per share. The Company also agreed to make certain earn-out payments to the former shareholders of YSP based on YSP's EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $400,000, payable in 45,908 shares of the Company's common stock. The maximum dollar value of the 1999 earn-out payments is $400,000. The excess of purchase price over the net tangible assets acquired totaled $1,094,000, including the 1998 earn-out payment but excluding any earn-out payment which may be earned in 1999, and also including approximately $92,000 for legal and other costs incurred associated with the transaction.

   In June 1998, the Company acquired all the outstanding stock of Riegomex S.A. de C.V. ("RM") for $45,943 cash.

   In June 1998, the Company acquired the remaining fifty percent interest of Agricultural Supply de Mexico ("ASM") which AS had not already owned for $200,000 cash and agreed to pay an additional $1,100,000 in cash or stock, at the option of the selling shareholders, over the next five years.

   The results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of acquisition.

   Each of the acquisitions was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market at the date of the acquisitions, as follows (in thousands):


                                              TMI       CTS       BC        AS        ASM       YSP        RM
                                              ---       ---       --        --        ---       ---        --
ASSETS ACQUIRED:
  Cash . . . . . . . . . . . . . . . . . .   $    --   $    --   $    12   $   340   $    35   $    98    $   97
  Accounts receivable  . . . . . . . . . .        --     1,863     1,785     2,840     1,260       350        --
  Inventories. . . . . . . . . . . . . . .       287     1,606     1,021     1,271       351       569        --
  Prepaids and other assets. . . . . . . .        --       363        80       621      (495)       40         1
  Property and equipment . . . . . . . . .        40       375       255       621       623       371        55
  Excess of purchase price over net
    tangible assets  . . . . . . . . . . .     1,053     4,293     1,328     3,242       893     1,094       645
                                             -------   -------   -------   -------   -------   -------   -------
Total assets acquired. . . . . . . . . . .     1,380     8,500     4,481     8,935     2,667     2,522       798
LIABILITIES ASSUMED:
  Accounts payable . . . . . . . . . . . .        --     2,726     1,459     2,516     1,081       690         4
  Accrued expenses . . . . . . . . . . . .        --       154     1,232       201       252       117       706
  Notes payable. . . . . . . . . . . . . .        --     1,733       924     2,293        26       443        --
                                             -------   -------   -------   -------   -------   -------   -------
Total liabilities assumed. . . . . . . . .        --     4,613     3,615     5,010     1,359     1,250       710
                                             -------   -------   -------   -------   -------   -------   -------
NET ASSETS ACQUIRED. . . . . . . . . . . .   $ 1,380   $ 3,887   $   866   $ 3,925   $ 1,308   $ 1,272   $    88
                                             -------   -------   -------   -------   -------   -------   -------
                                             -------   -------   -------   -------   -------   -------   -------


   The following unaudited pro forma results as of December 31, 1998 and 1997 assume the CTS, BC, AS, ASM, YSP and RM acquisitions occurred on January 1 of the respective years. The results of operations of TMI prior to its acquisition by the Company were not material and are not included in the following unaudited pro forma results. The pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses.

                                                         YEAR  ENDED
                                                         DECEMBER 31
                                                 --------------------------

                                                     1998           1997
                                                 -----------    -----------
     Net sales (in thousands)                     $ 95,397       $ 97,000
     Net loss (in thousands)                       (11,553)        (2,612)
     Net loss per share                               (.69)          (.21)

   The unaudited pro forma results above give effect to pro forma adjustments related to the amortization of the excess of the purchase price over the fair value of the assets acquired, the increase in interest expense to reflect the notes payable issued to effect the acquisitions, and related income tax adjustments. This pro forma information is not necessarily indicative of the actual results that would have been achieved had the above businesses been acquired on January 1, 1998 or 1997, nor is it necessarily indicative of future results.


3. BALANCE SHEET INFORMATION

   Property and equipment consist of the following at December 31 (in thousands):

                                         1998       1997
                                       -------    -------

     Machinery and equipment . . .     $ 4,266    $ 1,156
     Vehicles. . . . . . . . . . .       2,416        851
     Leasehold improvements. . . .       1,232        333
     Furniture and fixtures. . . .       1,445        128
                                       -------    -------
                                         9,359      2,468
     Less accumulated depreciation
     and amortization. . . . . . .      (3,818)    (1,318)
                                       -------    -------
                                       $ 5,541    $ 1,150
                                       -------    -------
                                       -------    -------

   Intangible assets consist of the following at December 31 (in thousands):


                                                        1998        1997
                                                    ---------   ---------
     Excess of purchase price over fair value of
       assets acquired (Note 2)  . . . .             $ 14,952    $  7,254
     Other intangibles . . . . . . . . .                  649         408
                                                    ---------   ---------
     Subtotal  . . . . . . . . . . . . .               15,601       7,662
     Accumulated amortization. . . . . .               (1,030)     (1,147)
                                                    ---------   ---------
     Total . . . . . . . . . . . . . . .             $ 14,571    $  6,515
                                                    ---------   ---------
                                                    ---------   ---------

4. LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):


                                                                1998       1997
                                                               -------    -----
 12% Senior Subordinated Notes;  Due 8/25/2003                 $15,000    $   --
 Revolving line of credit with a bank, Interest payable          7,442        --
   monthly at the bank's prime rate plus .5% per annum (8.25%
   at December 31, 1998), expiring April 28, 2000
 10% secured promissory note with a bank; repaid in August
   1998                                                             --     2,595
 Capital lease obligations                                         269        --
 Other                                                              87        90
                                                               -------    ------
                                                                22,798     2,685
 Less amount due within one year                                   178     1,273
                                                               -------    ------
 Long-term debt                                                $22,620    $1,412
                                                               -------    ------
                                                               -------    ------

     On August 25, 1998, the Company issued an aggregate of $15 million principal amount of the Company's 12.00% Senior Subordinated Notes due 2003 (the "Notes") to two lenders. The Company also entered into a revolving line of credit agreement with a bank that was subsequently terminated and replaced with the line of credit described above ("the Agreement".)

     Both the Notes and the Agreement contain certain restrictions and limitations on the Company's operations including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Notes and the Agreement also contain certain covenants which require the Company to maintain minimum levels of net worth, working capital, and other financial ratios, as defined. As of December 31, 1998, the Company was not in compliance with certain of these covenants. The lenders have provided modifications to or waivers of such covenants which management believes will enable the Company to remain in compliance through December 31, 1999.

     Aggregate maturities of long-term debt as of December 31, 1998 are as follows:

         1999                   $    178
         2000                      7,552
         2001                         53
         2002                         13
         2003                     15,002
                               ---------
            TOTAL:              $ 22,798
                               ---------
                               ---------


5. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Board of Directors is authorized, without any action by the Company's shareholders, to issue up to 5,000,000 shares of undesignated preferred stock and to fix the powers, preferences, rights and limitations of any such preferred shares or any class or series thereof.

STOCK OPTION PLANS

     In February 1992, the Company established the Stock Option Plan (the "1992 Plan") for employees and consultants which, as amended, provides for the grant of options to purchase up to 1,100,000 shares of common stock, all of which options have been granted. Options granted under the 1992 Plan have a five-year term and vest ratably over a three-year period.

In December 1996, the Company established the 1996 Directors' Stock Option Plan (the "1996 Directors' Plan") for its independent directors, which provides for the grant of options to purchase up to 60,000 shares of common stock, all of which options have been granted. Options granted under the 1996 Directors' Plan have a ten-year term.

In June 1998, the Company established the 1998 Stock Option Plan of Eco-Soil Systems, Inc. ("the 1998 Plan"). The 1998 Plan provides for the issuance of up to 1,000,000 shares of common stock under incentive stock options and nonqualified stock options. The exercise price of options shall be set by the Company's Compensation Committee, provided that such price shall not be less than 85% of the fair market value at the date of the grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. In the case of incentive stock options, such price shall not be less than 100% of the fair market value at the date of the grant. The Company's Compensation Committee also shall determine the vesting and other provisions of options granted under the 1998 Plan.

     A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:


                                                1998                               1997                            1996
                                    ---------------------------          ------------------------         -----------------------
                                                       WEIGHTED                          WEIGHTED                        WEIGHTED
                                                       AVERAGE                           AVERAGE                         AVERAGE
                                                       EXERCISE                          EXERCISE                        EXERCISE
                                       OPTIONS         PRICE               OPTIONS       PRICE            OPTIONS        PRICE
                                    -------------      --------           ----------     --------         -------        --------

OUTSTANDING--BEGINNING OF YEAR. . .     1,186,740       $4.06               719,791        $3.09          334,168         $2.25
  GRANTED . . . . . . . . . . . . .     1,163,448       $6.82               634,900        $4.74          423,291         $3.60
  EXERCISED . . . . . . . . . . . .      (218,520)      $3.12              (122,085)       $2.00          (10,000)        $2.00
  FORFEITED/CANCELLED . . . . . . .      (538,546)      $5.81               (45,866)       $3.68          (27,668)        $2.25
                                    -------------                         ---------                       -------
OUTSTANDING--END OF YEAR. . . . . .     1,593,122       $5.62             1,186,740        $4.06          719,791         $3.09
                                    -------------                         ---------                       -------
EXERCISABLE--END OF YEAR. . . . . .       513,082       $4.06               398,191        $3.41          274,167         $2.26
                                    -------------                         ---------                       -------
                                    -------------                         ---------                       -------


     At December 31, 1998, options to purchase 29,381 shares of common stock at a weighted average exercise price of $5.00 had been granted in excess of the 1,000,000 shares initially authorized by the Board of Directors and shareholders for issuance under the 1998 Plan. The Board of Directors has authorized the excess grants and a 400,000 share increase in the number of shares available for issuance under the 1998 Plan, subject to the approval of shareholders at the next annual meeting of shareholders. The Company will record deferred compensation at the time of shareholder approval for the amount, if any, by which the fair market value of the stock on that date exceeds the exercise prices of options granted in excess of the 1,000,000 share limit previously approved by the shareholders.

     A summary of the company's stock options outstanding as of December 31, 1998, is as follows:



                                                                WEIGHTED AVERAGE
 RANGE OF                OPTIONS          WEIGHTED AVERAGE      REMAINING                OPTIONS               WEIGHTED AVERAGE
 EXERCISE PRICES         OUTSTANDING      EXERCISE PRICE        CONTRACTUAL LIFE         EXERCISABLE           EXERCISE PRICE
 ---------------         -------------    ----------------      ----------------         -----------           ----------------
 $3.00-3.875               206,291            $   3.03                2.54                163,862               $   3.01
 $4.00-4.94                532,432            $   4.09                3.00                238,212               $   4.07
 $5.00-10.875              854,399            $   7.20                4.92                111,008               $   5.58
                         ---------                                                        -------
                         1,593,122                                                        513,082
                         ---------                                                        -------
                         ---------                                                        -------


     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock plans under the fair value method of that statement. The fair value for options granted in 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.04% to 7.94%; dividend yield of 0%; volatility factor of 75.0%; and a weighted-average expected life of the option of three years. The fair value for options granted in 1997 was estimated at the date of grant, using the Black-Scholes method for option pricing with the following assumptions: risk-free interest rates of 5.0% to 6.7%; dividend yield of 0%; volatility factor of 72.6%; and a weighted-average expected life of the option of three years. The fair value for options granted in 1996 was estimated at the date of grant using the "minimum value" method with the following assumptions: risk-free interest rate of 7.0%; dividend yield of 0%; and a weighted average expected life of the option of three years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. The effects of applying SFAS 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net loss or net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The company's pro forma information follows:


                                                          YEAR  ENDED
                                                          DECEMBER 31:
                                                       ------------------
                                                 1998       1997        1996
                                               -------    -------    ---------
Pro forma net loss. . . . . . . . . . . . .   $(11,525)   $(1,741)   $(4,257)
                                               -------    -------    ---------
                                               -------    -------    ---------
Pro forma net loss per share, basic and
diluted  . . . . . . . . . . . . . . . . . .   $   (.70)   $  (.15)   $  (.73)
                                                -------    -------    ---------
                                                -------    -------    ---------


OTHER OPTIONS AND WARRANTS

     At various dates since 1991, the Company has issued options and warrants outside of formal plans in connection with employment or consulting agreements, debt or equity financing and the acquisition of technology or marketing rights. As of December 31, 1998, options or warrants to purchase 4,106,289 shares of common stock were outstanding at a weighted average exercise price of approximately $3 per share. Such options and warrants generally are exercisable through 2003 or 2004.

SHARES RESERVED FOR FUTURE ISSUANCE

     Shares have been reserved at December 31, 1998 for the following:

     Stock option plans                  1,593,122
     Other options and warrants          4,106,289
                                         ---------
                                         5,699,411
                                         ---------
                                         ---------

6.   INCOME TAXES

     At December 31, 1998, the Company had federal and California tax net operating loss carryforwards of approximately $17.1 million and $5.6 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the fifty percent limitation on California loss carryforwards. The federal tax loss carryforward will begin expiring in 2003, unless previously utilized. California net operating losses of $794,000 expired in 1998, and an additional California tax loss carryforward will expire in 1999. In addition, the Company had federal and California research tax credits of $112,000 and $63,000, respectively. The tax credits will begin to expire in 2009.

     Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards is limited because of cumulative changes in ownership of more than 50% which have occured. However, the Company does not believe the limitations will have a material impact upon the future utilization of these carryforwards.

     Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are shown below. A valuation allowance of $7,855,000 (of which $3,027,000 relates to 1998) has been provided, as the realization of these assets is uncertain.

                                                          DECEMBER 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
                                                         (IN THOUSANDS)
            Deferred tax assets:
              Net operating loss carryforwards . . .  $ 6,305     $ 4,552
              Allowance for bad debt . . . . . . . .      433          47
              Goodwill impairment. . . . . . . . . .      372          --
              Deferred gain on sale/leaseback. . . .      231          --
              Other, net . . . . . . . . . . . . . .      514         229
                                                      --------    --------
            Total deferred tax assets. . . . . . . .    7,855       4,828
            Valuation allowance for deferred tax
            assets . . . . . . . . . . . . . . . . .   (7,855)     (4,828)
                                                      --------    --------
            Net deferred tax assets. . . . . . . . .  $    --     $    --
                                                      --------    --------
                                                      --------    --------

The reconciliation of income tax computed at the federal statutory rates to income tax expense is the following:

                                               December 31,
                                            1998          1997
                                            ----          ----
                                              (in thousands)
Tax at Statutory rate                         (3,502)    (377)
Change in Valuation Allowance and other        3,502      377
                                           ----------    -----
                                                   0        0
                                           ----------    -----
                                           ----------    -----


7. OPERATING LEASES

   The Company leases its office facilities and certain equipment under noncancelable operating lease agreements. Future minimum operating lease payments as of December 31, 1998 are as follows (in thousands):

          1999 . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,788
          2000 . . . . . . . . . . . . . . . . . . . . . . . . .     1,310
          2001 . . . . . . . . . . . . . . . . . . . . . . . . .     1,000
          2002 . . . . . . . . . . . . . . . . . . . . . . . . .       731
          2003 . . . . . . . . . . . . . . . . . . . . . . . . .       604
          Thereafter . . . . . . . . . . . . . . . . . . . . . .     2,867
                                                                   -------
          Total  minimum lease payments  . . . . . . . . . . . .   $ 8,300
                                                                   -------
                                                                   -------

   Rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $1,732,000, $581,000, and $268,000 respectively, including $477,000, $151,000 and $90,000, respectively to related parties.


   In June 1997, three officers and shareholders of the Company contracted to buy land and acquired an option to build on land the building which currently houses the Company's headquarters. In December 1997, the officers and shareholders transferred the purchase option to the Company under an agreement whereby the Company would exercise the purchase option, sell the building to an independent party under a sale/leaseback transaction, and allocate a specific portion of any gain on the sale to the officers and shareholders. In October 1998, the Company exercised the purchase option and acquired the building for $2.4 million. In December 1998, the Company sold the building to an independent party for a gain of $863,000 and signed a 10-year agreement to lease the facility back from the independent party. In accordance with the original transfer agreement, the Company allocated $282,000 of the gain to the officers and shareholders. The remaining gain of $581,000 has been deferred and will be recognized as a reduction of rent expense over the life of the lease.

   In September 1997, the Company sold approximately $4.0 million of equipment under operating leases to an unrelated investor group. The Company then leased the equipment back under a 40-month lease agreement. The equipment is subleased to end-users, generally under one-year initial lease terms with month-to-month renewal options. In December 1997, $2.3 million of this equipment was repurchased by the Company. Minimum operating lease payments at December 31, 1998 for the equipment remaining under the leaseback are as follows
(in thousands):

          1999 . . . . . . . . . . . . . . . . . . . . . . . . .       503
          2000 . . . . . . . . . . . . . . . . . . . . . . . . .       503
          2001 . . . . . . . . . . . . . . . . . . . . . . . . .        84
                                                                    ------
                                                                    $1,090
                                                                    ------
                                                                    ------

8. LITIGATION

   In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), has filed a lawsuit on or about March 19, 1999, in San Diego Superior Court, alleging that the termination violated duties owed by the Company to Halifax under the term sheet. The lawsuit seeks compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. While the Company intends to vigorously defend itself against the lawsuit. Management is unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome, if any.

   From time to time the Company is involved in legal proceedings, claims and litigations arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

9. SPECIAL CHARGES

   During the fourth quarter of 1998, the Company incurred special charges of $3.9 million as a result of the Company's action to reorganize certain of its operations. The restructuring activities (shown below in tabular format) primarily relate to: (a) reorganization of the Company into two separate operating segments, Turf Partners and Agricultural Supply; b) the write-off of impaired goodwill related to two businesses acquired in prior years and c) the shutdown of its Aspen Consulting, Inc. subsidiary.

   The Company expects the restructuring actions to be substantially complete during the first half of fiscal 1999. A total of 28 employees were terminated from almost all areas of the Company, with 12 having left the Company as of December 31, 1998. The remaining employees will leave the Company during the first half of fiscal 1999.

Details of the restructuring charge (in thousands) are as follows:

    DESCRIPTION OF CHARGE:               CASH/       AMOUNT     CASH EXPENDED          ACCRUED
--------------------------------------   NON           OF          THROUGH          LIABILITIES AT
                                         CASH        CHARGE   DECEMBER 31, 1998   DECEMBER 31, 1998
                                         ----        ------   -----------------   -----------------
REORGANIZATION OF OPERATING STRUCTURE:

    Severance of employees:             Cash          $  338              $ 121               $ 217
    Vacated lease facilities:           Cash              55                 --                  55
    Write-downs of assets removed from
    operations:                         Non-cash          93                 --                  --
    Professional fees:                  Cash              59                  2                  57
    Other:                              Cash              53                 --                  53
                                                     -------    ---------------     ---------------
                                                         598                123                 382
IMPAIRMENT LOSS ON CERTAIN ASSETS:
    Goodwill related to Turf Products
    subsidiary:                         Non-cash       1,487                 --                  --
    Goodwill related to TurfMakers
    subsidiary:                         Non-cash         919                 --                  --
                                                     -------    ---------------     ---------------
                                                       2,406                 --                  --
EXIT OF ASPEN CONSULTING OPERATIONS:
    Severance of employees:             Cash             143                 --                 143
    Write-downs of assets removed from
    operations:                         Non-cash         575                 --                  --
    Vacated lease facilities:           Cash              84                 --                  84
    Other:                              Cash              69                 --                  69
                                                     -------    ---------------     ---------------
                                                         871                 --                 296
                                                     -------    ---------------     ---------------
Total Special Charges                                 $3,875              $ 123               $ 678
                                                     -------    ---------------     ---------------
                                                     -------    ---------------     ---------------


10.  SEGMENT REPORTING

   For purposes of analyzing and understanding the financial statements, the Company's operations have been classified into the following business segments:

   Turf Partners: This segment leases the Company's proprietary BioJect system to golf courses, and sells microbial products to such customers, and also sells several other proprietary products to golf courses. This segment also wholesales and distributes a wide range of traditional chemical and turf maintenance products and golf course supplies to golf courses or turf maintenance service businesses, or distributors which sell to those end-user markets.

   Agricultural Supply: This segment enters into contracts with agricultural growers to manage the health and productivity of their soil during the course of the growing season, which requires the Company to perform a comprehensive soil analysis at the beginning of the season, develop a treatment regimen, install the Company's proprietary BioJect system at the customer's site, and provide the microbials and other soil additive products for the customer to use throughout the season. This segment also distributes a wide range of irrigation and other agricultural supplies to growers. In 1998, the Company actively commenced its soil maintenance service business and acquired several distributors or irrigation and other agricultural supplies, and therefore created this business segment. Prior to 1998, agricultural operations were insignificant and were not considered to be a separate segment.

   Business segment financial data for the year ended December 31, 1998 is as follows:


                                            ---------------------------------------------------------
                                                             Agricultural     Corporate
                                             Turf Partners      Supply        and Other      Total
                                            --------------  -------------    -----------    ---------

Revenues.....................................$61,336         $21,035          $     -        $  82,371
Revenues from foreign customers (export
  sales).....................................    450          12,706                -           13,156
Interest expense.............................    100             302             2,092           2,494
Depreciation and amortization expense........  1,527             666               481           2,674
Segment profit (loss)........................  3,095           1,573           (14,673)        (10,005)
Other significant non-cash items:
  Special charges............................  2,591              57             1,104           3,752
Segment assets............................... 35,266          24,728             7,011          67,005


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements" at page F-1.

                                                         SCHEDULE II
                                              VALUATION AND QUALIFYING ACCOUNTS
                                                    ECO SOIL SYSTEMS, INC.
                                                       DECEMBER 31, 1998


                                      |--------------------Additions--------------------|

                                             BALANCE AT        CHARGED TO COSTS     CHARGED TO                       BALANCE AT END
        DESCRIPTION                     BEGINNING OF PERIOD      AND EXPENSES     OTHER ACCOUNTS     DEDUCTIONS         OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                          (-------------------------------------In thousands-------------------------------------)
Year Ended December 31, 1998:
  Deducted from asset accounts:
    Allowance for doubtful accounts                     115               1,521              400 (1)         775 (2)         1,261

Year Ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts                     113                  12                -              10 (2)           115

Year Ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts                      24                  89                -               -               113



 (1) Charged to goodwill resulting from purchase price allocation.
 (2) Uncollectible accounts writen off, net of recoveries.