Form 10-Q
period 1999-03-30
ECO SOIL SYSTEMS INC
filed 1999-05-17
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

                              10740 THORNMINT ROAD
                           SAN DIEGO, CALIFORNIA 92127
          (Address, Including Zip Code, of Principal Executive Offices)

                                 (619) 675-1660
              (Registrant's Telephone Number, Including Area Code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO
     -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 1999, 17,313,569 shares of the Registrant's Common Stock, $.005 par value were outstanding.

                                      INDEX

                             ECO SOIL SYSTEMS, INC.
                                    FORM 10-Q

                                                                                          PAGE
                                                                                          ----
      PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                                                          3

              Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 1998                                     4

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998                                                  5

              Notes to Financial Statements                                                  6

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          8

      Item 3. Quantitative and Qualitative Disclosure of Market Risk                        10

      PART II OTHER INFORMATION

      Item 1. Legal Proceedings                                                             11

      Item 2. Changes in Securities and Use of Proceeds                                    N/A

      Item 3. Defaults upon Senior Securities                                              N/A

      Item 4. Submission of Matters to a Vote of Securities Holders                        N/A

      Item 5. Other Information                                                             11

      Item 6. Exhibits and Reports on Form 8-K                                              12


                                     PART I

ITEM 1.  FINANCIAL INFORMATION

                             ECO SOIL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    ASSETS

                                                                                                MARCH 31,         DECEMBER 31,
                                                                                                  1999                1998
                                                                                                ---------         ------------
                                                                                               (unaudited)           (Note)
Current Assets:
      Cash and cash equivalents                                                                  $    892           $   3,410
      Accounts receivable, net of allowance for doubtful accounts of $1,892
        and $1,261 at March 31, 1999 and December 31, 1998, respectively                           18,480              13,523
      Finished goods inventory                                                                     14,464              10,475
      Prepaid expenses and other current assets                                                     6,133               6,288
                                                                                               ----------          ----------
Total current assets                                                                               39,969              33,696
Equipment under construction                                                                        3,092               2,823
Equipment under operating leases, net                                                               7,345               8,019
Property and equipment, net                                                                         7,135               5,541
Intangible assets, net                                                                             14,273              14,571
Other assets                                                                                        2,286               2,355
                                                                                               ----------          ----------
Total assets                                                                                   $   74,100          $   67,005
                                                                                               ----------          ----------
                                                                                               ----------          ----------
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                                         $   18,049           $   8,037
      Accrued expenses                                                                              6,045               7,061
      Current portion of long-term obligations                                                        204                 178
                                                                                               ----------          ----------
Total current liabilities                                                                          24,298              15,276

Long-term obligations, net of current portion                                                      24,974              22,620
Deferred gain on sale/leaseback of building                                                           551                 566

Commitments

Shareholders' equity:
      Preferred stock
        $.005 par value; 5,000,000 shares authorized;                                                   -                   -
        none issued and outstanding
      Common stock
        $.005 par value; 50,000,000 shares authorized at March 31, 1999 and
        December 31, 1998, respectively; 17,224,736 and 17,064,576 shares issued and
        outstanding at March 31, 1999 and December 31, 1998, respectively                              86                  85
      Additional paid-in capital                                                                   51,884              51,485
      Warrants                                                                                      1,087                 958
      Notes receivable from shareholders                                                             (10)                (15)
      Accumulated deficit                                                                        (28,770)            (23,970)
                                                                                               ----------          ----------
Total shareholders' equity                                                                         24,277              28,543
                                                                                               ----------          ----------
Total liabilities and shareholders' equity                                                     $   74,100          $   67,005
                                                                                               ----------          ----------
                                                                                               ----------          ----------

See accompanying notes

Note: The Balance Sheet at December 31, 1998 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                             ECO SOIL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         -----------        -----------
                                                                         (UNAUDITED)        (UNAUDITED)
Revenues:
   Turf Partners                                                          $  11,659         $   8,409
   Agricultural Supply                                                        5,593                 -
                                                                          ---------         ---------
     Total revenues                                                          17,252             8,409
Cost of revenues:

   Turf Partners                                                              9,252             5,952
   Agricultural Supply                                                        4,063                 -
                                                                          ---------         ---------
     Total cost of revenues                                                  13,315             5,952

Gross profit                                                                  3,937             2,457

Operating expenses:
   Selling, general and administrative                                        7,768             3,896
   Research and development                                                      93                99
   Amortization of intangibles                                                  309               183
                                                                          ---------         ---------
Loss from operations                                                        (4,233)           (1,721)

Interest expense                                                                710                95
Interest income                                                                 143                74
                                                                          ---------         ---------
Net loss                                                                  $ (4,800)         $ (1,742)
                                                                          ---------         ---------
                                                                          ---------         ---------
Net loss per share, basic and diluted                                        (0.28)            (0.11)
                                                                          ---------         ---------
Shares used in calculating net loss per share, basic and diluted            17,182            15,714
                                                                          ---------         ---------
                                                                          ---------         ---------

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                              1999              1998
                                                                           -----------      -----------
                                                                           (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES:
Net loss                                                                     $ (4,800)        $ (1,742)
Adjustments to reconcile net cash used in operating activities:
   Depreciation and amortization                                                  868              532
   Amortization of debt issuance costs and discount
      on long-term debt                                                            82                -
   Provision for losses on accounts receivable                                     77                -
   Loss on sale of property and equipment                                         (16)               -
   Compensation expense incurred upon issue of stock options/warrants             204                -
Changes in operating assets and liabilities, net of effect
     of acquired  businesses:
Accounts receivable                                                            (5,034)          (3,294)
Inventories                                                                    (4,209)          (4,502)
Prepaid expenses and other assets                                                 144             (442)
Accounts payable                                                               10,012            4,996
Accrued liabilities                                                            (1,031)             (85)
                                                                             ---------        ---------
Net cash used in operating activities                                          (3,703)          (4,537)

INVESTING ACTIVITIES:
Payments related to acquired businesses, net of cash acquired                       -           (2,224)
Proceeds from the sale of property and equipment                                   36                -
Purchase of property and equipment                                             (1,466)            (350)
Sale of short-term investments                                                      -            3,000
                                                                             ---------        ---------

Net cash provided by (used in) investing activities                            (1,430)             426

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                     5               95
Proceeds from long-term obligations                                             2,349                -
Repayments of long-term obligations                                               (64)            (145)
Payments on capital lease obligations                                               -               (3)
Net proceeds from issuance of common stock                                        325            1,500
                                                                             ---------        ---------
Net cash provided by financing activities                                       2,615            1,447
                                                                             ---------        ---------
Net decrease in cash                                                           (2,518)          (2,664)
Cash and cash equivalents at beginning of period                                3,410            3,124
                                                                             ---------        ---------
Cash and cash equivalents at end of period                                   $    892         $    460
                                                                             ---------        ---------
                                                                             ---------        ---------

See accompanying notes

                             ECO SOIL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1999 and 1998 have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   NET LOSS PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128"), basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding stock options and warrants. These shares are excluded when their effects are antidilutive.

3.   COMPREHENSIVE INCOME

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

4.   SEGMENT INFORMATION

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

                                   REVENUES                  SEGMENT PROFIT                SEGMENT ASSETS
                           -----------------------      -------------------------     -------------------------
                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                           ------------------------------------------------------------------------------------
                             1999          1998            1999            1998          1999            1998
                           -------        -------        --------        --------      --------        --------
TURF PARTNERS              $11,659        $ 8,409        $(1,645)        $   727       $ 41,945        $ 46,029
AGRICULTURAL SUPPLY          5,593              -            (26)              -         25,083              -
CORPORATE AND OTHER              -              -         (3,129)         (2,469)         7,072           5,688
                           -------        -------        --------        --------      --------        --------
TOTAL                      $17,252        $ 8,409        $(4,800)        $(1,742)      $ 74,100        $ 51,717

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

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 1999. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 will provide additional information.

     In addition to other endeavors, the Company develops, markets and sells proprietary biological and traditional chemical products to two principal segments: the turf and golf management market ("Turf Partners") and the agricultural and crop market ("Ag Supply").

FIRST QUARTER ENDED MARCH 31, 1999 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1998

RESULTS OF OPERATIONS

REVENUES

     For the first quarter of 1999, our revenues were $17.3 million, an increase of 105.2% versus $8.4 million for the first quarter of 1998. The increase reflects an increase in Turf Partners revenues and our entry into the Agriculture segment during April 1998.

     For the first quarter of 1999, our Turf Partners revenues were $11.7 million, an increase of 38.7% versus $8.4 million for the first quarter of 1998. The increase in Turf Partners revenues occurred in all three operating regions of the U.S. as a result of (i) the acquisitions of two turf maintenance distributors in the Midwest in the first quarter of 1998 and (ii) increased sales from our existing business in the East and West.

     For the first quarter of 1999, our Agricultural Supply revenues were $5.6 million versus none for the first quarter of 1998. We established two segments of our business in April 1998. The revenue relates to (i) sales made by four distributors of micro-irrigation products which we acquired in the first half of 1998, and (ii) acreage under contracts with our proprietary soil maintenance programs.

GROSS PROFIT

     For the first quarter of 1999, our gross profit was $3.9 million, an increase of 60.2% versus $2.5 million for the first quarter of 1998. The increase in gross profit was due to the increase in Turf Partners revenue and the addition of the Agricultural Supply segment during April 1998. For the first quarter of 1999, our gross margin was 22.8% versus 29.2% for the first quarter of 1998. The decrease in gross margin was primarily related to a higher proportional amount of lower margin distributed revenue versus proprietary revenue in our Turf Partners' segment.

     For the first quarter 1999, the gross profit on Turf Partners revenues was $2.4 million, a decrease of 2.0% from $2.5 million for the first quarter 1998. For the first quarter of 1999, the gross margin on Turf Partners products was 20.6% versus 29.2% for the first quarter of 1998. The decrease in gross margin and gross profit was due to a change in the product mix, as previously described.

     For the first quarter 1999, the gross profit on the Agricultural Supply segment revenues were $1.5 million versus none for the first quarter 1998. For the first quarter 1999, the gross margin on the Agricultural Supply revenues was 27.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the first quarter 1999, selling, general and administrative ("SG&A") expense was $7.8 million, an increase of 99.4% versus $3.9 million for the first quarter of 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions. SG&A expense as a percentage of revenues was 45.0% for the first quarter 1999 compared to 46.3% for the first quarter 1998.

RESEARCH AND DEVELOPMENT

     For the first quarter of 1999, research and development expense was $93,000, compared to $99,000 for the first quarter of 1998.

AMORTIZATION EXPENSE

     For the first quarter of 1999, amortization expense was $309,000, compared to $183,000 for the first quarter of 1998. The increase in amortization expense was due to an increase in goodwill directly related to 1998 acquisitions as discussed.

INTEREST EXPENSE

     For the first quarter of 1999, interest expense was $710,000 compared to $95,000 for the first quarter 1998. The increase in interest expense was due to an increase in the average amount of borrowings outstanding.

NET LOSS

     For the first quarter of 1999, net loss was $4.8 million or $0.28 per share compared to a net loss of $1.7 million or $0.11 per share for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception from revenues from sales of our products, sales of our Common Stock, borrowings from our principal shareholders and debt financing. Our operating and investing used cash of $5.1 million during first quarter 1999, compared to $4.1 million during the first quarter 1998.

     On August 25, 1998, we completed a financing transaction providing us with $15 million in gross proceeds. We issued an aggregate of $15 million of our 12.00% Senior Subordinated Notes due 2003 (the "Notes") pursuant to Note Agreements dated as of August 25, 1998 between Albion Alliance Mezzanine Fund and us and between Paribas Capital Funding LLC and us. The Notes are due in 2003 and bear interest at a rate of 12% per annum, which is due quarterly. We applied the proceeds from the Notes to (i) the repayment in full of our revolving credit facility with Imperial Bank, term loan and other bank debt and certain promissory notes, in the aggregate amount of approximately $12.1 million, (ii) the payment of fees and expenses incurred in connection with the financing and
(iii) working capital.

     We also have a revolving line of credit with Imperial Bank under which we can borrow up to $10 million. The line of credit is due in April 2000. We pay interest on the line of credit monthly at prime plus one-half percent.

     Our line of credit and Note Agreements contain certain covenants which require us to maintain minimum levels of net worth, working capital, and other financial ratios, as defined. As of March 31, 1999, we were not in compliance with certain of these covenants. The lenders have provided modifications to or waivers of such covenants which we believe will allow us to remain in compliance with the covenants through at least December 31, 1999.

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

YEAR 2000

     Many currently installed computer systems are coded to accept only two digit entries in the date code field. These date code fields need to be modified or upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. Many organizations are expending significant resources to modify or upgrade their computer systems for such "Year 2000" compliance. We presently believe that, with modifications to existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 problem could have a material impact on our operations.

     The Year 2000 issue affects our internal systems, including information technology ("IT") and non-IT systems. We are in the process of upgrading our existing computer software and IT systems and recognize the need to ensure our operations will not be adversely impacted by Year 2000 software failures. We rely upon microprocessor-based personal computers and commercially available applications software. In addition, in the ordinary course of our product development efforts, we have designed our current proprietary equipment, consisting of hardware and software, including the BioJect system itself, to be Year 2000 ready. We are also reviewing our utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. Additionally, should we undertake future acquisitions, the Year 2000 risks that affect us can be expected to similarly affect such potential acquisition candidates. We intend to review the systems of all potential acquisitions for Year 2000 compliance. However, the failure to correct a material Year 2000 problem either within the Company, within a vendor or supplier or within a potential acquisition candidate could result in an interruption in, or a failure of, certain normal business activities or operations. Such interruptions or failures could materially adversely affect our business, operating results and financial condition.

     We depend on smooth and timely interactions with our vendors, customers and other third parties. Any unexpected costs or disruption in the operations or activities of such vendors, customers or other third parties as a result of Year 2000 compliance issues within such entities could materially adversely affect our business, operating results or financial condition. The Company intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third-parties, including financial institutions and utility-providers, to understand their ability to continue providing services and products through the change to Year 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's foreign sales are principally to Mexico. All foreign transactions are denominated in U.S. dollars, therefore, the Company's exposure to foreign currency fluctuations is minimal.

     The Company is exposed to changes in interest rates from its 12% senior subordinated notes, which are due in full in 2003. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the Notes by approximately $700,000 as of March 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

     In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a lawsuit on or about March 19, 1999 in San Diego Superior Court alleging that the termination violated duties owed by the Company to Halifax under the term sheet. The lawsuit seeks compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. The Company disputes Halifax's claim and intends to vigorously defend itself against the lawsuit.

     From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material, adverse effect on the Company.

ITEM 5.  OTHER INFORMATION

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

     At March 31, 1999, the Company had an accumulated deficit of $29 million. The Company has evolved from an organizational activities and research and development focus to a company emphasizing product introductions and sales and marketing. The Company's recent losses have resulted due to the seasonal nature of its business as well as cost associated with its recent dealer acquisitions.

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

     The Company competes for market share with a number of companies that manufacture and market chemical compounds. In addition, a number of companies are developing biological and organic products for turf maintenance and agricultural applications. Many of these competitors have substantially greater capital resources, research and development staffs and facilities than the Company, and many of these competitors have extensive experience in turf maintenance and agriculture. The fields of biotechnology and related technologies in which the Company is engaged have undergone rapid and significant technological changes. The Company expects that the technologies associated with its research and development will continue to develop rapidly. There can be no assurance that the Company will be able to establish itself in such fields or, if established, that it will be able to maintain a competitive position. Further, there can be no assurance that the development by others of new or improved processes or products will not make the Company's products and processes less competitive or obsolete.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit:

10.1 Credit Agreement dated as of December 2, 1998 among Imperial Bank, the Registrant and various subsidiaries of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 30, 1998).

10.2 First Amendment to Credit Agreement and Waiver effective as of March 31, 1999.

10.3 Note and Warrant Purchase Agreement between Albion Alliance and the Registrant dated as of August 25, 1998 (incorporated by reference to Exhibit
10.2 to the Registrant's Current Report on Form 8-K filed September 11, 1998).*

10.4 First Amendment to Note and Warrant Purchase Agreement effective as of December 7, 1998.

27.1.    Financial Data Schedule

* Includes Schedule I showing additional party to and differing terms of substantially identical document.

No reports on Form 8-K were filed with the SEC during the quarter ended March 31, 1999.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Eco Soil Systems, Inc.

Date: May 17, 1999                     By: /s/ WILLIAM B. ADAMS
                                           --------------------
                                               William B. Adams
                                               Chairman and Chief Executive
                                               Officer

Date: May 17, 1999                     By: /s/ MARK D. BUCKNER
                                          --------------------
                                               Mark D. Buckner
                                               Chief Financial Officer,
                                               Corporate Secretary,
                                               and Senior Vice President