Form 10-Q
period 1999-06-30
ECO SOIL SYSTEMS INC
filed 1999-08-16
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                    FORM 10-Q

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
---
1934.
For the quarterly period ended June 30, 1999

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

                                 (858) 675-1660
              (Registrant's Telephone Number, Including Area Code)


Check whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X          NO
   -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 1999, 17,677,526 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

                             ECO SOIL SYSTEMS, INC.
                                 FORM 10-Q INDEX


PART I.     FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1999 (unaudited) and                                 3
               December 31, 1998

               Condensed Consolidated Statements of Operations for the Three                                   4
               Months and Six Months Ended June 30, 1999 and June 30, 1998
               (unaudited)

               Consolidated Statements of Cash Flows for the Six Months Ended                                  5
               June 30, 1999 and June 30, 1998 (unaudited)

               Notes to Condensed Consolidated Financial Statements                                            6

Item 2         Management's Discussion and Analysis of Financial Condition and Results                         8
               of Operation

Item 3         Quantitative and Qualitative Disclosures About Market Risk                                      13


PART II.       OTHER INFORMATION

Item 1         Legal Proceedings                                                                               14

Item 2         Changes in Securities and Use of Proceeds                                                       N/A

Item 3         Defaults Upon Senior Securities                                                                 N/A

Item 4         Submission of Matters to a Vote of Security Holders                                             14

Item 5         Other Information                                                                               15

Item 6         Exhibits and Reports on Form 8-K                                                                18

                                     PART I
Item 1.  Financial Information

                             Eco Soil Systems, Inc.

                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)



                                     ASSETS
                                                                                                  June 30,         December 31,
                                                                                                    1999               1998
                                                                                                ------------       ------------
Current Assets:
       Cash and cash equivalents                                                                 $  5,060           $  3,410
       Accounts receivable, net of allowance for doubtful accounts of $1,938 and $1,261
         at June 30, 1999 and December 31, 1998, respectively                                      29,386             13,523
       Finished goods inventory                                                                    17,769             10,475
       Prepaid expenses and other current assets                                                    7,599              6,288
                                                                                                ------------       ------------
Total current assets                                                                               59,814             33,696
Equipment under construction                                                                        2,038              2,823
Equipment under operating leases, net                                                               7,888              8,019
Property and equipment, net                                                                         7,420              5,541
Intangible assets, net                                                                             14,005             14,571
Other assets                                                                                        2,271              2,355
                                                                                                ------------       ------------
Total assets                                                                                     $ 93,436           $ 67,005
                                                                                                ------------       ------------
                                                                                                ------------       ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                                          $ 35,772           $  8,037
       Accrued expenses                                                                             5,673              7,061
       Current portion of long-term obligations                                                    10,199                178
                                                                                                ------------       ------------
Total current liabilities                                                                          51,644             15,276

Long-term obligations, net of current portion                                                      15,262             22,620
Deferred gain on sale/leaseback of building                                                           538                566

Commitments

Shareholders' equity:
       Preferred stock
            $.005 par value; 5,000,000 shares authorized; none issued and outstanding                   -                  -
       Common stock                                                                                    87                 85
            $.005 par value; 50,000,000 shares authorized; 17,434,043 and
            17,064,576 shares issued and outstanding at June 30, 1999 and
            December 31, 1998, respectively
       Additional paid-in capital                                                                  52,499             51,485
       Warrants                                                                                     1,125                958
       Notes receivable from shareholders                                                              (4)               (15)
       Accumulated deficit                                                                        (27,715)           (23,970)
                                                                                                ------------       ------------

Total shareholders' equity                                                                         25,992             28,543
                                                                                                ------------       ------------

Total liabilities and shareholders' equity                                                       $ 93,436           $ 67,005
                                                                                                ------------       ------------
                                                                                                ------------       ------------

See accompanying notes

Note: The balance sheet at December 31, 1998 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                             Eco Soil Systems, Inc.

                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                           Three Months                   Six Months
                                                                          Ended June 30,                Ended June 30,
                                                                    --------------------------    ---------------------------
                                                                       1999           1998           1999            1998
                                                                    -----------    -----------    -----------     -----------
                                                                    (unaudited)    (unaudited)    (unaudited)     (unaudited)
Revenues:
    Turf Partners                                                     $ 34,164       $ 20,728       $ 45,823        $ 29,130
    Agricultural Supply                                                  6,509          6,156         12,102           6,163
                                                                    -----------    -----------    -----------     -----------
          Total revenues                                                40,673         26,884         57,925          35,293

Cost of revenues:
    Turf Partners                                                       25,444         14,632         34,696          20,331
    Agricultural Supply                                                  4,056          4,530          8,119           4,534
                                                                    -----------    -----------    -----------     -----------
          Total cost of revenues                                        29,500         19,162         42,815          24,865

Gross profit:                                                           11,173          7,722         15,110          10,428

Operating expenses:
    Selling, general and administrative                                  8,681          5,656         16,449           9,801
    Research and development                                               159             68            252             168
    Amortization of intangibles                                            284            275            593             458
    Legal settlement                                                       198              -            198               -
                                                                    -----------    -----------    -----------     -----------

Income (loss) from operations                                            1,851          1,723         (2,382)              1

Interest expense                                                           796            245          1,506             340
Interest income                                                              -            130            143             206
                                                                    -----------    -----------    -----------     -----------
Net income (loss)                                                     $  1,055       $  1,608         (3,745)           (133)
                                                                    -----------    -----------    -----------     -----------

Net income (loss) per share of common stock, basic                    $   0.06       $   0.10       $  (0.22)       $  (0.01)
                                                                    -----------    -----------    -----------     -----------
Net income (loss) per share of common stock, diluted                  $   0.06       $   0.08       $  (0.22)       $  (0.01)

Shares used in calculating net income (loss) per share, basic           17,341         16,665         17,262          16,029
                                                                    -----------    -----------    -----------     -----------
Shares used in calculating net income (loss) per share, diluted         19,080         19,898         17,262          16,029
                                                                    -----------    -----------    -----------     -----------

                             Eco Soil Systems, Inc.

                      Consolidated Statement of Cash Flows
                                 (In Thousands)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                       ----------------------------
                                                                                          1999               1998
                                                                                       ---------          ---------
OPERATING ACTIVITIES:
Net loss                                                                               $ (3,745)          $   (133)
Adjustments to reconcile net cash provided by/(used in) operating activities:                                    -
   Depreciation and amortization                                                          1,753              1,153
   Amortization of debt issuance costs and discount
      on long-term debt                                                                     185                  -
   Provision for losses on accounts receivable                                              124                  -
   Loss/(gain) on sale of property and equipment                                             97                  -
   Compensation expense incurred upon issue of stock options/warrants                       242                  -
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable                                                                     (15,987)            (3,835)
Inventories                                                                              (7,229)            (4,957)
Prepaid expenses and other assets                                                        (1,410)            (3,113)
Accounts payable                                                                         27,735              3,249
Accrued liabilities                                                                      (1,418)               (69)
                                                                                       ---------          ---------
Net cash provided by/(used in) operating activities                                         347             (7,705)

INVESTING ACTIVITIES:
Payments related to acquired businesses, net of cash acquired                                 -             (2,321)
Proceeds from the sale of property and equipment                                            111                  -
Purchase of property and equipment                                                       (2,314)              (787)
Sale of short-term investments                                                                -              3,000
Purchase of patents and licenses                                                            (16)               (25)
                                                                                       ---------          ---------
Net cash used in investing activities                                                    (2,219)              (133)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                              11             (1,066)
Proceeds from long-term obligations                                                       2,687              5,845
Repayments of long-term obligations                                                        (118)              (575)
Payments on capital lease obligations                                                         -                 (5)
Net proceeds from issuance of common stock                                                  942              1,839

                                                                                       ---------          ---------
Net cash provided by financing activities                                                 3,522              6,038
                                                                                       ---------          ---------

Net increase/(decrease) in cash                                                           1,650             (1,800)
Cash and cash equivalents at beginning of period                                          3,410              3,125
                                                                                       ---------          ---------

Cash and cash equivalents at end of period                                             $  5,060           $  1,325
                                                                                       ---------          ---------
                                                                                       ---------          ---------

                             ECO SOIL SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month and six-month periods ended June 30, 1999 and 1998 have been made. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   NET INCOME/(LOSS) PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128") basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company, such as common stock which may be issuable upon exercise of outstanding common stock options and warrants. These shares are excluded when their effects are antidilutive.

3.   SEGMENT INFORMATION

     For purposes of analyzing and understanding the financial statements, the Company's operations have been classified into the following business segments:

     TURF PARTNERS: This segment enters into contracts with golf courses or turf maintenance service businesses, or distributors which sell to those end-user markets to manage the health and productivity of their soil during the golf season. These contracts require the Company to perform a comprehensive soil analysis at the beginning of the season, develop a treatment regimen, install the Company's proprietary system at the customers site, and provide the microbials throughout the season. This segment also wholesales and distributes a wide range of traditional chemical and turf maintenance products and golf course supplies to the above mentioned market.

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

                                 Revenues                 Segment Profits                Segment Assets
                          ----------------------      -----------------------       ----------------------
                                  For the three months ended June 30,                    As of June 30,
                          ---------------------------------------------------       ----------------------
                            1999          1998          1999           1998           1999          1998
                          --------      --------      --------       --------       --------      --------
Turf Partners             $34,164       $20,728       $ 3,456        $ 2,904        $60,948       $45,121
Agricultural Supply         6,509         6,156           984            549         25,507        16,287
Corporate and Other             -             -        (3,385)        (1,845)         6,981         6,916
                          --------      --------      --------       --------       --------      --------
Total                     $40,673       $26,884       $ 1,055        $ 1,608        $93,436       $68,324

4.   LEGAL SETTLEMENT

     In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a lawsuit on or about March 19, 1999 in San Diego Superior Court alleging that the termination violated duties owed by the Company to Halifax under the term sheet. The lawsuit sought compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. In July 1999, the Company executed Settlement and Release Agreements with Halifax Fund, L.P., Palladin Group, L.P., Granite Financial Group, Inc., and Midori Capital Corporation. These agreements mutually release and discharge all claims arising from this litigation. The settlement required the Company to pay termination charges and attorney's fees of $198,000.

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

         This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 1999. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 will provide additional information.

         In addition to other endeavors, the Company develops, markets and sells proprietary biological and traditional chemical products to two principal segments: The turf and golf management market ("Turf Partners") and the agricultural and crop market ("Ag Supply").

SECOND QUARTER ENDED JUNE 30, 1999 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1998

REVENUES

         For the second quarter of 1999, revenues were $40.7 million, an increase of 51% versus $26.9 million for the second quarter 1998. The increase in revenues reflects an increase in both Turf Partners and Ag Supply revenues.

         For the second quarter of 1999, Turf Partners revenues were $34.2 million, an increase of 65% versus $20.7 million for the second quarter 1998. The increase in Turf Partners sales occurred in all three operating regions of the U.S. Proprietary sales for Turf Partners remained consistent during the second quarter of 1999 and 1998 at $2.1 million, while distributed sales increased to $32.1 million in the second quarter 1999 from $18.6 million in the second quarter of 1998. The increase in distributed revenue is due to the expansion of the Company's turf business. During the second quarter of 1999, Turf Partners completed the integration of the sales force assumed from the Scott's Company in December 1998 and completed the stocking of several new warehouses and the realignment of its distribution networks.

         For the second quarter of 1999, Ag Supply revenues were $6.5 million, an increase of 6%, versus $6.2 million for the second quarter of 1998. Ag Supply revenues were affected favorably by the acquisitions of Ag Supply de Mexico, Yuma Sprinkler & Pipe Supply and Riegomex S.A. de C.V. in June 1998. These acquisitions enabled the Company to expand proprietary sales in Mexico and the U.S. to $638,000 in the second quarter of 1999 compared to $54,000 in the second quarter of 1998. Distributed sales for the Ag Supply division decreased to $5.9 million in the second quarter of 1999 from $6.1 million in the second quarter of 1998.

GROSS PROFIT

          For the second quarter of 1999, the Company's gross profit was $11.2 million, an increase of 45% versus $7.7 million for the second quarter of 1998. The increase in gross profit was due to the increase in both Turf Partners and Ag Supply revenues. For the second quarter of 1999, the Company's gross margin was 27% versus 29% during the second quarter of 1998. The decrease in gross margin was due to the mix of proprietary and distributed sales during the quarter. Proprietary sales, which carry higher gross margins than distributed sales, did not grow proportionately to distributed sales during the second quarter of 1999.

          For the second quarter of 1999, the gross profit on Turf Partners sales was $8.7 million, an increase of 43% versus $6.1 million during the second quarter of 1998. The increase in gross profit on Turf Partners sales is directly related to the increase in revenue, as previously discussed. For the second quarter of 1999, the gross margin on Turf Partners products was 26% versus 29% during the second quarter of 1998. The decrease in gross margin on Turf Partners sales was due to a change in the product mix.

         For the second quarter of 1999, the gross profit on Ag Supply sales was $2.5 million, compared to $1.6 million during the second quarter of 1998. The increase in gross profit on Ag Supply sales was directly related to the increase in revenue. For the second quarter of 1999, the gross margin on Ag Supply products was 38% versus 26% during the second quarter of 1998. The increase in gross margin on Ag Supply sales was due to a change in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

          For the second quarter of 1999, selling, general and administrative ("SG&A") expense was $8.7 million, an increase of 53% versus $5.7 million during the second quarter of 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with the acquisition of Agricultural Supply in April 1998 and Ag Supply de Mexico, Yuma Sprinkler and Pipe Supply and Riegomex in June 1998. SG&A expense as a percentage of sales remained consistent at 21% for the second quarter of 1999 and 1998.

RESEARCH AND DEVELOPMENT EXPENSE

          For the second quarter of 1999, research and development ("R&D") expense was $159,000, an increase of 134% versus $68,000 during the second quarter of 1998. The increase in R & D expense was due to ongoing analysis and testing of products for the Ag Supply and Turf Partners markets.

INTEREST EXPENSE

         For the second quarter of 1999, interest expense was $796,000, an increase of 225% versus $245,000 for the second quarter of 1998. The increase in interest expense reflects an increase in the amount of debt outstanding and amortization of debt offering cost.

AMORTIZATION EXPENSE

         For the second quarter of 1999, amortization expense was $284,000, an increase of 3% versus $275,000 for the second quarter of 1998. The increase in amortization expense is due to an increase in the Company's goodwill directly related to the Company's 1998 acquisitions, offset by $46,000 decrease of amortization expense related to Turf Products and Turf Makers goodwill, written off in December 1998.

NET INCOME

         For the second quarter of 1999, net income was $1.1 million or $.06 per share versus net income of $1.6 million or $.08 per share during the second quarter of 1998. During the second quarter of 1999, the Company incurred $198,000 of expense in connection with a litigation settlement. See "Item 1. Legal Proceedings."

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         For the first six months of 1999, revenues were $57.9 million, an increase of 64% versus $35.3 million for the first six months of 1998. The increase in revenues reflects an increase in both Turf Partners and Ag Supply revenues.

         For the first six months of 1999, Turf Partners revenues were $45.8 million, an increase of 57% versus $29.1 million for the first six months of 1998. The increase in Turf Partners revenues occurred in all three operating regions of the U.S. Proprietary sales for Turf Partners decreased to $2.4 million during the first six months of 1999 from $3.5 million during the first six months of 1998. The decrease in proprietary sales was due to a decrease in BioJect usage as a result of the following: (i) our fall 1998 reorganization impaired sales momentum, (ii) integration of the sales force assumed from the Scotts Company, (iii) new FreshPack programs taxed our sales force, while providing customer a cheaper alternative to the BioJect, (iv) long term customers grew tired waiting on EPA and additional biocontrol products, (v) customers believed their improved turf, resulting from several seasons of BioJect programs, could manage without a 1999 program. Distributed sales increased to $43.4 million in the first six months of 1999 from $25.6 million in the first six months of 1998.

         For the first six months of 1999, Ag Supply revenues were $12.1 million, an increase of 96%, versus $6.2 million for the first six months of 1998. Ag Supply revenues were affected favorably by the acquisitions of Agricultural Supply, Inc. in April 1998 and Yuma Sprinkler & Pipe Supply, and Riegomex S.A. de C.V. in June 1998. These acquisitions enabled the Company to expand proprietary sales in Mexico and the U.S. to $837,000 during the first six months of 1999 compared to $61,000 in the first six months of 1998. Distributed sales for the Ag Supply division increased to $11.3 million in the first six months of 1999 from $6.1 million in the first six months of 1998 due to the 1998 acquisitions mentioned above.

GROSS PROFIT

         For the first six months of 1999, the Company's gross profit was $15.1 million, an increase of 45% versus $10.4 million for the first six months of 1998. The increase in gross profit was due to the increase in both Turf Partners and Ag Supply revenues. For the first six months of 1999, the Company's gross margin was 26% versus 30% for the first six months of 1998. The decrease in gross margin was due to the mix of proprietary and distributed sales during the first six months of 1999. Proprietary sales, which carry higher gross margins than distributed sales, did not grow proportionately to distributed sales during the first six months of 1999.

         For the first six months of 1999, the gross profit on Turf Partners sales was $11.1 million, an increase of 26% versus $8.8 million during the first six months of 1998. The increase in the gross profit on Turf Partners sales is directly related to the increase in revenue. For the first six months of 1999, the gross margin on Turf Partners products was 24% versus 30% during first six months of 1998. The decrease in gross margin on Turf Partners sales was due to a change in the product mix.

         For the first six months of 1999, the gross profit on Ag Supply sales was $4.0 million, an increase of 145%, compared to $1.6 million during the first six months of 1998. The increase in the gross profit on Ag Supply sales is directly related to the increase in revenue, as previously discussed. For the first six months of 1999, the gross margin on Ag Supply products was 33% versus 26% during the first six months of 1998. The increase in gross margin on Ag Supply sales was due to a change in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         For the first six months of 1999, SG&A expense was $16.4 million, an increase of 68% versus $9.8 million during the first six months of 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions. SG&A expense as a percentage of sales remained consistent at 28%, for the first six months of 1999 and 1998.

RESEARCH AND DEVELOPMENT

         For the first six months of 1999, R&D expense was $252,000, an increase of 50% versus $168,000 during the first six months of 1998. The increase in R&D expense was due to ongoing analysis and testing of products for the Ag Supply and golf markets.

INTEREST EXPENSE

         For the first six months of 1999 interest expense was $1.5 million, an increase of 343% versus $340,000 during the first six months of 1998. The increase in interest expense reflects an increase in the amount of debt outstanding, and amortization of debt offering cost.

AMORTIZATION EXPENSE

         For the first six months of 1999, amortization expense was $593,000, an increase of 29% versus $458,000 during the first six months of 1998. The increase in amortization expense is due to an increase in the Company's goodwill directly related to the previously discussed acquisitions, offset by a $92,000 decrease in amortization expense related to Turf Products and Turf Makers goodwill written off in December 1998.

NET INCOME

     For the six months ended June 30, 1999 net loss was $3.7 million or $.22 per share versus net income of $133,000 or $.01 per share for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company incurred $198,000 of expense in connection with a litigation settlement. See "Item 1. Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from revenues from sales of its products, sales of its Common Stock, borrowing from its principal shareholders and bank financing. The Company's operating and investing activities used cash of $1.9 million during the first six months of 1999 and $7.8 million during the first six months of 1998.

         On June 30, 1999, the Company's wholly owned subsidiary, Turf Partners, Inc., entered into a $25 million line of credit with Coast Business Credit. In addition, the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a $10 million line of credit with First National Bank. For additional information on these lines of credit see "Item 5. Other Information - Recent Developments."

         On July 31, 1999, the Company obtained a $2.5 million, two-year term loan from Coast Business Credit. The term loan bears interest at Coast's prime rate plus 2.25%, payable monthly. One third of the principal must be repaid in level monthly payments during the second year of the term. The term loan is secured by substantially all of the assets of the parent company, and has been guaranteed by Turf Partners. The Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $7.81 per share to Coast in connection with the closing of the term loan transaction.

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

         The Company is exposed to changes in interest rates from its senior subordinated notes, which are due in full in 2003. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the Notes by approximately $625,000 as of June 30, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a lawsuit on or about March 19, 1999 in San Diego Superior Court alleging that the termination violated duties owed by the Company to Halifax under the term sheet. The lawsuit sought compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. In July 1999, the Company executed Settlement and Release Agreements with Halifax Fund, L.P., Palladin Group, L.P., Granite Financial Group, Inc., and Midori Capital Corporation. These agreements mutually release and discharge all claims arising from this litigation. The settlement required the Company to pay termination charges and attorney's fees of $198,000.

         From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 4, 1999, the Company held an Annual Meeting of Shareholders at which the following proposals were voted on by shareholders:

         1. Election of two directors for a three-year term to expire at the 2002 Annual Meeting of Shareholders.

                  Nominee              For               Against             Withheld
                  ----------------     ----------------------------------------------
                  William B. Adams     14,679,755           -                 125,540
                  Douglas M. Gloff     14,679,755           -                 125,540

              In addition to Mr. Adams and Mr. Gloff, the following directors continued in office: Fridolin I. Fuckelmayer, S. Bradley Osborn, Edward C. Ford, William S. Potter and Edward N. Steel.

         2. To amend the 1998 Stock Option Plan to increase the number of shares available for issuance thereunder to 1,600,000.

                                    For           Against        Abstained        Broker Non-Votes
                                    --------------------------------------------------------------
                                    7,981,295     2,234,569       92,965           4,496,466

              3. To approve the adoption of the 1999 Equity Participation Plan of the Company and the reservation of 1,600,000 shares of Common Stock for the issuance thereunder.

                                    For            Against       Abstained        Broker Non-Votes
                                    --------------------------------------------------------------
                                    7,280,350      2,937,597      90,882             4,496,466

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

         On June 30, 1999, the Company's wholly owned subsidiaries Turf Partners, Inc. and Agricultural Supply, Inc. entered into credit agreements with Coast Business Credit (the "Coast Working Capital Facility") and San Diego-based First National Bank (the "FNB Working Capital Facility"), respectively. The Coast Working Capital Facility is a $25 million, three-year credit facility based upon Turf Partners' eligible inventory and receivables and has an interest rate of prime rate plus 1.00%. On July 2, 1999, Turf Partners drew down $15.1 million on the facility and the Company paid all amounts due under, and terminated a line of credit with Imperial Bank. The Company had approximately $10 million outstanding under a December 14, 1998 Credit Agreement with Imperial Bank prior to the payoff. The FNB Working Capital Facility is a $10 million, three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. On July 2, 1999, Agricultural Supply drew down $2.2 million on the facility.

         The foregoing summary of the terms of the Coast Working Capital Facility and the FNB Working Capital Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the Coast Working Capital Facility and the FNB Working Capital Facility and their corresponding promissory notes, copies of which are attached hereto as Exhibits 10.3, 10.4 and 10.5 and incorporated herein by reference.

         In July 1999, Edward N. Steel joined the Company's board of directors. Mr. Steel is currently President of Boardroom HomeBuilders, Inc., a privately held company that he founded in 1986, specializing in luxury housing in the New York metropolitan area. Prior to that, Mr. Steel joined the IBM Corporation in 1975 progressing through various marketing management positions, including Manager of Strategic Planning for the personnel computer division. In 1995, Mr. Steel became a partner of E&D I, LLC, which is a land development and investment firm. Mr. Steel holds a B.A. from the University of Miami and an MBA from Pace University.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         This report contains certain forward looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-K for the fiscal year ended December 31, 1998.

         At June 30, 1999, the Company had an accumulated deficit of $27.7 million. The Company has been principally engaged in organizational activities, research and development, licensing activities, product introductions and the establishment of a sales and marketing organization. The Company's recent losses have resulted in part from expenditures for product development, U.S. patent protection and sales and marketing expenses, including the costs of the Company's recent dealer acquisitions.

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

         The Company plans to acquire the rights to additional microbial products. The Company manages limited research and development activity in its own laboratory, and funds university research with respect to microbial products. Although the Company is actively seeking to obtain licenses for additional microbial products, there can be no assurance that the Company will be successful in obtaining any such licenses on terms acceptable to the Company, if at all.

         The Company may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on behalf of the Company. The Company currently carries a product liability insurance policy with an aggregate limit of $15 million. There can be no assurance, however, that such product liability insurance will adequately protect the Company against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business and prospects of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit:
       10.1 Amendment No. 2 to Note and Warrant Purchase Agreement dated as of June 30, 1999 among the Company, Albion Alliance Mezzanine Fund, L.P. and Paribas Capital Funding LLC (including form of amended promissory note).
       10.2 Amended and Restated Guaranty Agreement dated as of June 30, 1999 made by Agricultural Supply, Inc., Aspen Consulting Companies, Inc., Mitigation Services, Inc., Turf Partners, Inc. and Yuma Acquisition Sub, Inc.
       10.3   Loan and Security Agreement dated as of June 30, 1999 by and between Turf Partners, Inc. and Coast Business Credit.
       10.4   Loan Agreement dated as of June 30, 1999 between Agricultural
              Supply, Inc., Sistemas y Equipos Agricolas, S.A. de C.V. and Agricultural Supply de Mexico, S.A. de C.V. and First National Bank.
       10.5 Promissory Note made June 30, 1999 by Agricultural Supply, Inc. in favor of First National Bank.
       27.1   Financial Data Schedule.

No reports on Form 8-K were filed with the SEC during the period ended June 30, 1999.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Eco Soil Systems, Inc.

Date  August 16, 1999                  By: /s/ William B. Adams
                                          --------------------------------
                                           William B. Adams
                                           Chairman and Chief Executive
                                           Officer

Date  August 16, 1999                  By: /s/ Mark D. Buckner
                                          --------------------------------
                                           Mark D. Buckner
                                           Chief Financial Officer,
                                           Corporate Secretary,
                                           and Senior Vice President