Form 10-Q
period 1999-09-30
ECO SOIL SYSTEMS INC
filed 1999-11-15
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               -------------------
                                    FORM 10-Q

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934. For the quarterly period ended September 30, 1999

____   Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 1999, 17,920,755 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

                                INDEX
                         ECO SOIL SYSTEMS, INC.
                               FORM 10-Q

PART I.    FINANCIAL INFORMATION                                                                   PAGE
                                                                                                   ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)
           and December 31, 1998                                                                     3

           Condensed Consolidated Statements of Operations (unaudited) for the Three
           Months and Nine Months Ended September 30, 1999 and 1998                                  4

           Consolidated Statements of Cash Flows (unaudited) for the Nine

           Months Ended September 30, 1999 and 1998                                                  5

           Notes to Condensed Consolidated Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                 8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                          N/A

Item 2.   Changes in Securities and Use of Proceeds                                                  14

Item 3.   Defaults Upon Senior Securities                                                            14

Item 4.   Submission of Matters to a Vote of Security Holders                                        N/A

Item 5.   Other Information                                                                          14

Item 6.   Exhibits and Reports on Form 8-K                                                           17


                              ECO SOIL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                            September 30,          December 31,
                                                                                                 1999                  1998
                                                                                          -------------------    -----------------
                                                                                             (unaudited)
Current Assets:

     Cash and cash equivalents                                                                      $  5,953              $ 3,410
     Accounts receivable, net of allowance for doubtful accounts of $932 and $1,261
        at September 30, 1999 and December 31, 1998, respectively                                     34,118               13,523
     Finished goods inventory                                                                         21,640               10,475
     Prepaid expenses and other current assets                                                         9,236                6,288
                                                                                          -------------------    -----------------
Total current assets                                                                                  70,947               33,696
Equipment under construction                                                                           3,694                4,731
Property and equipment, net                                                                           15,397               11,652
Intangible assets, net                                                                                14,643               14,571
Other assets                                                                                           2,829                2,355
                                                                                          -------------------    -----------------

Total assets                                                                                        $107,510              $67,005
                                                                                          -------------------    -----------------
                                                                                          -------------------    -----------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                               $ 34,506              $ 8,037
     Accrued expenses                                                                                  5,783                7,061
     Short-term obligations                                                                           23,047                    -
     Current portion of long-term obligations                                                            107                  178
                                                                                          -------------------    -----------------
Total current liabilities                                                                             63,443               15,276

Long-term obligations, net of current portion                                                         16,673               22,620
Deferred gain on sale/leaseback of building                                                              538                  566

Commitments

Shareholders' Equity:
     Preferred stock
        $.005 par value; 5,000,000 shares authorized; none issued and outstanding                          -                    -
     Common stock                                                                                         89                   85
        $.005 par value; 50,000,000 shares authorized; 17,887,739 and 17,064,576 issued and outstanding at September 30, 1999 and December 31, 1998, respectively
     Additional paid-in capital                                                                       54,261               51,485
     Warrants                                                                                          1,124                  958
     Notes receivable from shareholders                                                                    -                 (15)
     Accumulated deficit                                                                            (28,618)             (23,970)
                                                                                          -------------------    -----------------

Total shareholders' equity                                                                            26,856               28,543
                                                                                          -------------------    -----------------

Total liabilities and shareholders' equity                                                          $107,510              $67,005
                                                                                          -------------------    -----------------
                                                                                          -------------------    -----------------


See accompanying notes.

Note: The Balance Sheet at December 31, 1998 is derived from the audited financial statements at that date, but do not include all of the disclosures required by generally accepted accounting principles.

                              ECO SOIL SYSTEMS, INC.

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     Three Months                         Nine Months
                                                                  Ended September 30,                   Ended September 30,
                                                          -----------------------------------------------------------------
                                                                1999                1998             1999               1998
                                                          ----------------    --------------     --------------   ----------
                                                            (unaudited)        (unaudited)        (unaudited)       (unaudited)
Revenues:
     Turf Partners                                        $        35,346     $    21,678       $     81,169        $    50,808
     Agricultural Supply                                            8,497           8,311             20,599             14,474
                                                          ---------------     -----------       ------------        -----------
Total revenues                                                     43,843          29,989            101,768             65,282

Cost of revenues:

     Turf Partners                                                 27,393          15,071             62,089             35,727
     Agricultural Supply                                            6,003           5,323             14,121              9,857
                                                          ---------------     -----------       ------------        -----------
Total cost of revenues                                             33,396          20,394             76,210             45,584

Gross profit                                                       10,447           9,595             25,558             19,698

Operating expenses:
     Selling, general and administrative                            9,606           6,465             26,055             15,942
     Research and development                                         516             145                768                313
     Amortization of intangibles                                      271             395                864                852
     Legal settlement                                                   -               -                198                  -
                                                          ---------------     -----------       ------------        -----------
Income (loss) from operations                                          54           2,590             (2,327)             2,591

Interest expense                                                    1,123             439              2,629                779
Interest income                                                       166             147                308                353
                                                          ---------------     -----------       ------------        -----------
Net income (loss)                                         $          (903)    $     2,298       $     (4,648)       $     2,165
                                                          ---------------     -----------       ------------        -----------
                                                          ---------------     -----------       ------------        -----------

Net income (loss) per share of common stock, basic        $         (0.05)    $      0.14       $      (0.27)       $      0.13
                                                          ---------------     -----------       ------------        -----------
Net income (loss) per share of common stock, diluted      $         (0.05)    $      0.12       $      (0.27)       $      0.11

Shares used in calculating net income (loss) per share,
  basic                                                            17,647          16,598             17,392             16,214
                                                          ---------------     -----------       ------------        -----------
Shares used in calculating net income (loss) per share,
  diluted                                                          17,647          19,488             17,392             19,546
                                                          ---------------     -----------       ------------        -----------
                                                          ---------------     -----------       ------------        -----------


See accompanying notes.

                              ECO SOIL SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                 ----------------------------

                                                                                                     1999            1998
                                                                                                 -------------    -----------
Operating activities:

     Net income (loss)                                                                               $(4,648)        $ 2,165
     Adjustments to reconcile net cash used in operating activities:                                        -              -
        Depreciation and amortization                                                                   2,652          2,070
        Amortization of debt issuance costs and discount on long-term obligations                         339              -
        Provision for losses on accounts receivable                                                       416             63
        Loss (gain) on sale of property and equipment                                                      93            (12)
        Compensation expense incurred upon issue of stock options/warrants                                242              -
     Changes in operating assets and liabilities, net of effect of acquired businesses:

        Accounts receivable                                                                           (21,011)        (6,483)
        Inventories                                                                                   (11,783)        (5,161)
        Prepaid expenses and other assets                                                              (3,635)        (5,180)
        Accounts payable                                                                               26,469            224
        Accrued liabilities                                                                            (1,308)           (74)

                                                                                                 -------------    -----------
     Net cash used in operating activities                                                            (12,174)       (12,388)

Investing activities:

     Payments related to acquired businesses, net of cash acquired                                          -         (2,452)
     Proceeds from the sale of property and equipment                                                     117              -
     Purchase of property and equipment                                                                (4,006)        (1,311)
     Sale of short-term investments                                                                         -          3,000
     Purchase of patents and licenses                                                                    (275)           (25)

                                                                                                 -------------    -----------
     Net cash used in investing activities                                                             (4,164)          (788)

Financing activities:

     Advances (to) from shareholders                                                                       15         (1,068)
     Debt issuance costs                                                                                 (125)        (1,532)
     Proceeds from subordinated debt                                                                        -         15,000
     Proceeds from long-term obligations                                                                4,242         14,719
     Repayments of long-term obligations                                                              (10,263)       (17,204)
     Proceeds on short-term obligations                                                                53,898              -
     Repayments on short-term obligations                                                             (30,943)             -
     Payments on capital lease obligations                                                                  -            (13)
     Net proceeds from issuance of common stock                                                         2,057          1,999

                                                                                                 -------------    -----------
     Net cash provided by financing activities                                                         18,881         11,901
                                                                                                 -------------    -----------

Net increase (decrease) in cash and cash equivalents                                                    2,543         (1,275)
Cash and cash equivalents at beginning of period                                                        3,410          3,125
                                                                                                 -------------    -----------

Cash and cash equivalents at end of period                                                             $5,953         $1,850
                                                                                                 -------------    -----------
                                                                                                 -------------    -----------


See accompanying notes.

                            ECO SOIL SYSTEMS, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month and nine-month periods ended September 30, 1999 and 1998 have been made. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

3. SEGMENT INFORMATION

        For purposes of analyzing and understanding the financial statements, the Company's operations have been classified into the following business segments:

        TURF PARTNERS: This segment enters into contracts with golf courses or turf maintenance service businesses, or distributors that sell to those end-user markets to manage the health and productivity of their soil during the golf season. The contracts require the Company to perform a comprehensive soil analysis at the beginning of the season, develop a treatment regimen, install the Company's proprietary BioJect system at the customer's site and provide the microbials throughout the season. This segment also wholesales and distributes a wide range of traditional chemical and turf maintenance products and golf course supplies to the above-mentioned market.

        AGRICULTURAL SUPPLY: This segment enters into contracts with agricultural growers to manage the health and productivity of their soil during the course of the growing season, which requires the Company to perform a comprehensive soil analysis at the beginning of the season, develop a treatment regimen, install the Company's proprietary BioJect system at the customer's site and provide the microbials and other soil additive products for the customer to use throughout the season. This segment also distributes a wide range of irrigation and other agricultural supplies to growers. In 1998, the Company actively commenced its soil maintenance service business and acquired several distributors of irrigation and other agricultural supplies, and therefore created this business segment. Prior to 1998, agricultural operations were insignificant and were not considered to be a separate segment.

                                       Revenues                   Segment Profits                Segment Assets
                              ---------------------------    --------------------------     -------------------------
                                      For the three months ended September 30,                As of September 30,
                              ---------------------------------------------------------     -------------------------
                                 1999            1998           1999           1998            1999          1998
                              -----------     -----------    -----------    -----------     -----------    ----------
Turf Partners                    $35,346         $21,678        $ 1,425        $ 2,498        $ 71,766       $46,104
Agricultural Supply                8,497           8,311            375          1,422          29,105        22,216
Corporate and Other                    -               -         (2,703)        (1,622)          6,639         8,803
                              -----------     -----------    -----------    -----------     -----------    ----------

Total                            $43,843         $29,989        $  (903)       $ 2,298        $107,510       $77,123


4. LEGAL SETTLEMENT

        In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a lawsuit on or about March 19, 1999 in San Diego Superior Court alleging that the termination violated duties owed by the Company to Halifax under the term sheet. The lawsuit sought compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. In July 1999, the Company executed Settlement and Release Agreements with Halifax Fund, L.P., Palladin Group, L.P., Granite Financial Group, Inc., and Midori Capital Corporation. These agreements mutually release and discharge all claims arising from this litigation. The Company paid termination charges and attorney's fees of $198,000 related to this settlement.

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

         This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 1999. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 will provide additional information.

         In addition to other endeavors, the Company develops, markets and sells proprietary biological products as well as distributes traditional chemical products of third party manufacturers to two principal segments: The turf and golf management market ("Turf Partners") and the agricultural and crop market ("Ag Supply").

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

REVENUES

         For the third quarter of 1999, revenues were $43.8 million, an increase of 46% versus $30.0 million for the third quarter 1998. The increase in revenues reflects an increase in both Turf Partners and Ag Supply distributed revenues.

         For the third quarter of 1999, Turf Partners revenues were $35.3 million, an increase of 63% versus $21.7 million for the third quarter 1998. The increase in Turf Partners sales occurred in all three operating regions of the U.S. Proprietary sales for Turf Partners decreased by $1.0 million to $2.3 million from $3.3 million in the third quarter of 1998. The decrease in proprietary sales was due to a decrease in BioJect usage as a result of the following: (i) a reorganization in the fall of 1998 that impaired sales momentum, (ii) integration of our sales force assumed from the Scotts Company,
(iii) new FreshPack programs challenged our sales force, while providing the customer with a cheaper alternative to the BioJect, (iv) the delay of approval on certain biocontrol products from the EPA, (v) customers believed their improved turf, resulting from several seasons of BioJect programs, could manage without a 1999 program and (vi) drought conditions in the Midwest and Northeast. Distributed revenue increased to $33 million in the third quarter 1999 from $18.3 million in the third quarter of 1998. The increase in distributed revenue is due to the expansion of the Company's turf business. During the second quarter of 1999, Turf Partners completed the integration of the sales force assumed from the Scott's Company in December 1998 and completed the stocking of several new warehouses and the realignment of its distribution networks which extended market penetration to new geographic areas.

         For the third quarter of 1999, Ag Supply revenues were $8.5 million, an increase of 2%, versus $8.3 million for the third quarter of 1998. Proprietary sales for Ag Supply were $616,000, a decrease of 51% from $1.2 million for the third quarter of 1998. The decrease in proprietary sales was due to a decrease of acreage under production in the Mexican agriculture market caused by growers' decisions not to replant. Mexican weather conditions, political conditions and the world tomato market downturn contributed to the growers' decision not to replant. Distributed sales for the Ag Supply division increased to $7.9 million in the third quarter of 1999 from $7.1 million in the third quarter of 1998. The overall increase in distributed sales was due to the opening of new warehouses, which extended market penetration to new geographic areas, offset by the above-mentioned conditions in Mexico affecting proprietary sales.

GROSS PROFIT

         For the third quarter of 1999, the Company's gross profit was $10.4 million, an increase of 9% versus $9.6 million for the third quarter of 1998. The increase in gross profit was due to the increase in both Turf Partners and Ag Supply distributed revenues. For the third quarter of 1999, the Company's gross margin was 24% versus 32% during the third quarter of 1998. The decrease in gross margin was due to the mix of proprietary and distributed sales during the quarter. Proprietary sales, which carry higher gross margins than distributed sales, decreased while distributed sales increased during the third quarter of 1999.

         For the third quarter of 1999, the gross profit on Turf Partners sales was $8.0 million, an increase of 20% versus $6.6 million during the third quarter of 1998. The increase in gross profit on Turf Partners sales is directly related to the increase in distributed revenue. For the third quarter of 1999, the gross margin on Turf Partners products was 22% versus 30% during the third quarter of 1998. The decrease in gross margin on Turf Partners sales was due to a decrease in proprietary sales, heavy seed discounting in the West and lower than expected fungicide sales in the East.

         For the third quarter of 1999, the gross profit on Ag Supply sales was $2.5 million, compared to $3.0 million during the third quarter of 1998. The gross margin on Ag Supply products was 29% versus 36% during the third quarter of 1998. The decrease in gross margin on Ag Supply sales was due to a decrease in proprietary sales, which carry higher margins than distributed sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         For the third quarter of 1999, selling, general and administrative ("SG&A") expense was $9.6 million, an increase of 48% versus $6.5 million during the third quarter of 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with openings of additional warehouses, integration of the Scotts' sales force and expenses related to marketing the Company's proprietary technology as well as advancing strategic relationships to benefit the Company's future. SG&A expense as a percentage of sales remained consistent at 22% for the third quarter of 1999 and 1998.

RESEARCH AND DEVELOPMENT EXPENSE

         For the third quarter of 1999, research and development ("R&D") expense was $516,000, an increase of 256% versus $145,000 during the third quarter of 1998. The increase in R&D expense was due to ongoing analysis and testing of proprietary technology spent by the Company and a $168,000 reclass from SG&A for the first six months of 1999, related to prior period misclassification.

AMORTIZATION EXPENSE

         For the third quarter of 1999, amortization expense was $271,000, a decrease of 31% versus $395,000 for the third quarter of 1998. The decrease in amortization expense is due to goodwill write-off related to the Company's previous acquisitions of Turf Products, Inc. and Turfmakers, Inc. in December 1998.

INTEREST EXPENSE

         For the third quarter of 1999, interest expense was $1.1 million, an increase of 156% versus $439,000 for the third quarter of 1998. The increase in interest expense reflects an increase in the amount of debt outstanding and write-off of debt issuance cost related to a credit facility which was retired in July 1999.

NET INCOME

         For the third quarter of 1999, net loss was $903,000 or $.05 per share versus net income of $2.3 million, or $.14 per share during the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         For the first nine months of 1999, revenues were $101.8 million, an increase of 56% versus $65.3 million for the first nine months of 1998. The increase in revenues reflects an increase in both Turf Partners and Ag Supply revenues.

         For the first nine months of 1999, Turf Partners revenues were $81.1 million, an increase of 60% versus $50.8 million for the first nine months of 1998. The increase in Turf Partners revenues occurred in all three operating regions of the U.S. Proprietary sales for Turf Partners decreased to $4.6 million during the first nine months of 1999 from $6.9 million during the first nine months of 1998. The decrease in proprietary sales was due to a decrease in BioJect usage as a result of the following: (i) a reorganization in the fall of 1998 that impaired sales momentum, (ii) integration of our sales force assumed from the Scotts Company, (iii) new FreshPack programs challenged our sales force, while providing the customer with a cheaper alternative to the BioJect,
(iv) the delay of approval on certain biocontrol products from the EPA, (v) customers believed their improved turf, resulting from several seasons of BioJect programs, could manage without a 1999 program and (vi) drought conditions in the Midwest and Northeast. Distributed sales increased to $76.5 million in the first nine months of 1999 from $43.9 million in the first nine months of 1998. The increase in distributed revenue is due to the expansion of the Company's turf business. During the second quarter of 1999, Turf Partners completed the integration of the sales force assumed from the Scotts Company in December 1998 and completed the stocking of several new warehouses and realignment of its distribution networks which extended market penetration to new geographic areas.

         For the first nine months of 1999, Ag Supply revenues were $20.6 million, an increase of 42%, versus $14.4 million for the first nine months of 1998. Ag Supply revenues were affected favorably by the acquisitions of Agricultural Supply, Inc. in April 1998 and Yuma Sprinkler & Pipe Supply and RiegoMex S.A. de C.V. in June 1998. Proprietary sales in Mexico and the U.S. increased to $1.5 million during the first nine months of 1999 compared to $1.3 million in the first nine months of 1998. Distributed sales for the Ag Supply division increased to $19.1 million in the first nine months of 1999 from $13.1 million in the first nine months of 1998. The increase in proprietary and distributed revenues was due to the 1998 acquisitions mentioned above and opening of new warehouses which extended market penetration to new geographic areas.

GROSS PROFIT

         For the first nine months of 1999, the Company's gross profit was $25.6 million, an increase of 30% versus $19.7 million for the first nine months of 1998. The increase in gross profit was due to the increase in both Turf Partners and Ag Supply revenues. For the first nine months of 1999, the Company's gross margin was 25% versus 30% for the first nine months of 1998. The decrease in gross margin was due to the mix of proprietary and distributed sales during the first nine months of 1999. Proprietary sales, which carry higher gross margins than distributed sales, decreased while distributed sales increased during the first nine months of 1999.

         For the first nine months of 1999, the gross profit on Turf Partners revenues was $19.1 million, an increase of 27% versus $15.1 million during the first nine months of 1998. The increase in the gross profit on Turf Partners sales is directly related to the increase in distributed revenue. For the first nine months of

1999, the gross margin on Turf Partners products was 24% versus 30% during first nine months of 1998. The decrease in gross margin on Turf Partners sales was due to a decrease in proprietary sales, heavy seed discounting in the West and lower than expected fungicide sales in the East.

         For the first nine months of 1999, the gross profit on Ag Supply sales was $6.5 million, an increase of 40%, compared to $4.6 million during the first nine months of 1998. The increase in the gross profit on Ag Supply sales is directly related to the increase in revenue, as previously discussed. The gross margin on Ag Supply products was 31% versus 32% during the first nine months of 1998. The decrease in gross margin was due to the mix of proprietary and distributed sales during the nine months. Proprietary sales, which carry higher gross margins than distributed sales, did not increase in the same magnitude that distributed sales did during the first nine months of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         For the first nine months of 1999, SG&A expense was $26.0 million, an increase of 63% versus $15.9 million during the first nine months of 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with the opening of additional warehouses, integration of the Scotts' sales force and expenses of the Company spent on marketing the Company's proprietary technology as well as advancing strategic relationships to benefit the Company's future. SG&A expense as a percentage of sales was 26% compared to 24% for the first nine months of 1998.

RESEARCH AND DEVELOPMENT

         For the first nine months of 1999, R&D expense was $768,000, an increase of 145% versus $313,000 during the first nine months of 1998. The increase in R&D expense was due to ongoing analysis and testing of proprietary technology spent by the parent.

AMORTIZATION EXPENSE

         For the first nine months of 1999, amortization expense was $864,000, an increase of 1% versus $852,000 during the first nine months of 1998. The increase in amortization expense is due to an increase in the Company's goodwill directly related to the previously discussed acquisitions, offset by a decrease in amortization expense related to goodwill write-off associated with the previous acquisitions of Turf Products, Inc. and Turfmakers, Inc. in December 1998.

INTEREST EXPENSE

         For the first nine months of 1999, interest expense was $2.6 million, an increase of 237% versus $779,000 during the first nine months of 1998. The increase in interest expense reflects an increase in the amount of debt outstanding, amortization of debt issuance cost and the write-off of debt issuance cost related to the Company's credit facility with Imperial Bank retired in July 1999.

NET INCOME

         For the nine months ended September 30, 1999, net loss was $4.6 million or $.27 per share versus net income of $2.1 million or $.13 per share for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from revenues from sales of its products, issuance of its Common Stock, borrowing from its principal shareholders and other lenders and bank financing. The

Company's operating and investing activities used cash of $16.3 million during the first nine months of 1999 and $13.2 million during the first nine months of 1998.

         On June 30, 1999, the Company's wholly owned subsidiary Turf Partners, Inc. entered into a credit agreement with Coast Business Credit (the "Coast Working Capital Facility"). The Coast Working Capital Facility is a $25 million, three-year credit facility based upon Turf Partners' eligible inventory and receivables and has an interest rate of prime rate plus 1.00%. On July 2, 1999 the Company drew down on the facility and paid all amounts due under and terminated a line of credit with Imperial Bank. The Company had approximately $10 million outstanding under a December 14, 1998 Credit Agreement with Imperial Bank prior to the payoff. As of September 30, 1999, the Company had an outstanding balance of $17.5 million under the Coast Working Capital Facility.

         On June 30, 1999, the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million, three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. As of September 30, 1999, the Company had an outstanding balance of $4.5 million under this facility.

         On July 31, 1999, the Company obtained a $2.5 million, two-year term loan from Coast Business Credit (the "Coast Term Loan"). The Coast Term Loan bears interest at Coast's prime rate plus 2.25%, payable monthly. One third of the principal must be repaid in level monthly payments during the first year of the term, with the remainder due in level monthly payments during the second year of the term. The Coast Term Loan is secured by substantially all of the assets of the parent Company, and has been guaranteed by Turf Partners. The Company had an outstanding balance of $2.4 million as of September 30, 1999, with $1.0 million due within the next twelve months.

         The Coast Term Loan and the Note Agreements contain certain financial covenants pertaining to debt service ratios, as defined. As of September 30, 1999, we were not in compliance with certain of these covenants. Both Coast Business Credit and the Note holders have waived their rights with respect to such noncompliance based on our agreement to enter into amendments on or before December 10, 1999. See ""Item 3. Defaults Upon Senior Securites."

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

         The cost of our Year 2000 compliance assessment and upgrade is being funded from current operations. The cost to us of our Year 2000 identifications, assessment, remediation and testing efforts, as well as costs we currently expect to be incurred with respect to Year 2000 issues of third parties, is expected to be approximately $40,000. We will continue to consider the likelihood of a material business interruption due to the Year 2000 issue and, if necessary, implement appropriate contingency plans. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since we have adopted a plan to address these Year 2000 issues, we have not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if we identify significant risks or are unable to meet our anticipated timeline, we will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's foreign sales are principally to Mexico. All foreign transactions are denominated in U.S. dollars, therefore, the Company's exposure to foreign currency fluctuations is minimal.

         The Company is exposed to changes in interest rates from its senior subordinated notes, which are due in full in 2003. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the Notes by approximately $600,000 as of September 30, 1999.

                                   PART II

                              OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On September 2, 1999, the Company issued 91,548 shares of the Company's common stock to Agrium Inc. pursuant to a Purchase Agreement dated as of July 29, 1999 ("Agrium Asset Purchase Agreement"). Pursuant to the Agrium Asset Purchase Agreement, the Company issued to Agrium Inc. 91,548 shares of the Company's common stock valued at $7.10 per share and $350,000 in cash in exchange for certain assets of Agrium. These assets consist of research equipment, and the rights and technology to certain product lines. The issuance of the Company's common stock in connection with the Agrium Asset Purchase Agreement was effected pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), taking into account the representations of Agrium that it is an accredited investor, that Agrium acquired the common stock of the Company for its own account and not with a view to any distribution thereof to the public and that the transaction was completed without any general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        The Coast Term Loan and the Note Agreements contain certain financial covenants pertaining to debt service ratios, as defined. As of September 30, 1999, we were not in compliance with certain of these covenants. Both Coast Business Credit and the Note holders have waived their rights with respect to such noncompliance based on our agreement to enter into amendments on or before December 10, 1999. The Company and Coast have agreed that the subsequent amendments to the Coast Term Loan will provide for adjustments in the financial ratios for future periods. The Company and the Note holders have agreed that the subsequent amendment to the Note Agreement will provide for adjustments in the financial ratios for future periods, will eliminate prepayment penalties on the Notes, will provide for amendments of warrants currently held by the Note holders to extend the terms thereof and for the issuance of additional warrants, and, as consideration for the elimination of the prepayment penalty, will require the Company to issue to the Note holders a number of shares of Common Stock equal to $1,275,000 divided by the lesser of (i) $4.00 and (ii) the average of the closisng prices for the Common Stock for the ten consecutive trading days immediately prior to the subsequent amendment.

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

         At September 30, 1999, the Company had an accumulated deficit of $28.6 million. The Company has evolved from an organizational activities and research and development focus to a Company emphasizing product introductions and sales and marketing. The Company's recent losses have resulted due to the seasonal nature of the business as well as expenditures on marketing, research and manufacturing of the Company's proprietary technology.

         Sales of the Company's proprietary products recently have declined in both turf and agricultural markets. These products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that the Company's efforts to increase sales of proprietary products to turf and agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established and will become successful, or that the Company's intended customers will purchase the Company's systems and products instead of competing products. In addition, there can be no assurance that the Company will be able to obtain significant customer satisfaction or market share with its proprietary products. Failure to reverse the decline in sales of proprietary products would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has received a term loan and its subsidiaries have received lines of credit from financial institutions, and the Company has received debt financing from institutional investors through the issuance of senior subordinated notes. The loan documents to which the Company and its subsidiaries are parties, including the senior subordinated notes, contain restrictions on the Company's activities and financial covenants with which the Company and its subsidiaries must comply. Among other things, the financial covenants require the Company and its subsidiaries to satisfy net worth requirements, debt service coverage ratios and other financial tests. In the past, the Company has obtained waivers and an amendment of the senior subordinated notes to remain in compliance with the financial covenants and avoid default. For the quarter ended September 30, 1999, the Company's failure to comply with these covenants resulted in a default under the senior subordinated notes, which was subsequently waived by the note holders. There can be no assurance that the Company and its subsidiaries will satisfy all of the applicable financial covenants in future quarters. To the extent the Company or any of its subsidiaries does not satisfy these requirements, the Company would be in default and its obligations could be declared immediately due and payable. To avoid a default, the Company may be required to obtain waivers from third parties, which might not be granted. A default on indebtedness from one lender could result in the acceleration of indebtedness from other lenders. In addition, the Company also can give no assurance that its cash flow and capital resources will be sufficient to repay its indebtedness or that it will be successful in obtaining alternate financing. In the event the Company or any of its subsidiaries is unable to repay its debts, the Company may be forced to delay the expansion of its business, sell some of its assets, obtain additional equity capital or refinance or restructure its debt, any of which could have a material adverse effect on the business, prospects and financial condition of the Company.

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

         The Company may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on behalf of the Company. The Company currently carries a product liability insurance policy with an aggregate limit of $45 million. There can be no assurance, however, that such product liability insurance will adequately protect the Company against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business and prospects of the Company.

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

RECENT DEVELOPMENTS

         In August 1999 the Company signed a letter of intent to acquire Agri-Valley Irrigation, Inc. (Agri-Valley) of Fresno, California. The Company currently is negotiating the terms of a definitive agreement, and plans for a closing of the acquisition in early January 2000. Agri-Valley is a full-service irrigation company and services customers throughout most of California.

         The Company has formed an alliance with the J.R. Simplot Company regarding fertilizer marketing and field trials of Eco Soil's BioJect system. Under the agreement, Turf Partners, an Eco Soil subsidiary, has received preferred marketing rights to the Simplot Company's BEST fertilizer products for distribution east of the Rocky Mountains. Additionally, the companies intend to commence trials using Eco Soil's BioJect system on commercial potato production and waste water reclamation. The
Simplot Company is a privately held agribusiness corporation based in Boise, Idaho. Annual sales are $2.8 billion derived principally from food processing, fertilizer manufacturing and cattle feeding.

         In November 1999, the Company signed a letter of intent with Cebeco Seeds Group to jointly evaluate the use of Eco Soil's products in the European market. The letter of intent covers different plant categories including turf, horticultural and ornamental uses and also provides testing of the biological programs. Cebeco Seeds Group is part of Cebeco Group UA, based in the Netherlands, a $4-billion corporation involved in the use and distribution of agronomical products. When combined with its member cooperatives, the Cebeco Group's revenues exceed $7 billion, utilizing a 40,000-greenhouse grower network engaged in the development of seed, seedlings, bulbs, food and animal feed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed with the SEC during the period ended September 30, 1999.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Eco Soil Systems, Inc.

Date November 15, 1999                         By: /s/ William B. Adams
                                                   --------------------
                                                   William B. Adams
                                                   Chairman and Chief Executive
                                                   Officer

Date November 15, 1999                         By: /s/ Mark D. Buckner
                                                  --------------------
                                                  Mark D. Buckner
                                                  Chief Financial Officer,
                                                  Corporate Secretary,
                                                  and Senior Vice President