Form 10-K405
period 1999-12-31
ECO SOIL SYSTEMS INC
filed 2000-04-14
CIK 876103

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

             10740 THORNMINT ROAD
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

                          COMMON STOCK, $.005 PAR VALUE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $65,023,097.

     As of March 15, 2000, the number of shares outstanding of the Registrant's Common Stock, $.005 par value, was: 18,583,728.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held July 17, 2000, which will be filed on or prior to
April 30, 2000.
================================================================================

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

PART I

ITEM 1. BUSINESS

GENERAL

     Eco Soil Systems, Inc. (the "Company") develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop problems in the golf and agricultural industries. The Company has developed a portfolio of microbial programs to be applied via standard spray procedures in the case of the FreshPack-TM- product line, or through the Company's patented BioJect(R) system. These naturally occurring microbes complement or reduce the need for many chemical products currently used in golf and agricultural markets. The Environmental Protection Agency (EPA) has approved the BioJect as a means of application for biopesticides and the BioJect is described as the application method under the directions for use on the Company's EPA registered exclusive microbial products. By fermenting microbes at or near the customer's site and delivering them for distribution through the customer's existing irrigation system via the BioJect, or through standard application practices, customers can cost-effectively reap the benefits associated with quality microbial products while mitigating the adverse environmental effects associated with chemical products. The Company initially focused its sales and marketing efforts on the golf market and in 1998 entered the agricultural crop and horticultural markets.

     By utilizing microbes that occur naturally in the environment, Eco Soil's microbial solutions overcome many of the problems associated with traditional chemical products. Traditional chemical products require repeated applications, which can lead to pest resistance and/or adverse environmental effects. The Company's microbial programs reduce the frequency rate of chemical product application, resulting in lower overall product and labor cost and increasing the effectiveness of traditional chemical products. In addition, the Company believes that the use of microbes, either FreshPack or distributed through the BioJect system, provide environmental benefits as compared to chemical product applications by limiting the exposure of humans to chemical products, reducing residual pesticide contaminants in plants and soil, and minimizing groundwater pollution.

     Eco Soil's FreshPack and BioJect programs overcome many of the obstacles that historically have hindered widespread use of microbes in the golf and agricultural industries. Biological products generally have been perceived as economically infeasible because of their short shelf life, rapid deterioration upon exposure to light or heat, specialized transportation requirements and need for daily, manual treatments. For large-scale applications, the BioJect system preserves and protects the potency of microbes, significantly reduces shipping costs, controls the concentration of product and allows for automated daily application by fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system. The Company's FreshPack products are fermented and shipped overnight or by second day air to preserve their potency and have no special transportation requirements.

     The Company's FreshPack products are packaged and designed to deliver a microbial-based program to the customer. The FreshPack products, which contain certain microbes together with other soil amendments, are intended to address several problems encountered by the Company's golf course customers by enhancing the development of the root systems, reducing the level of soil alkalinity, increasing the level of oxygen in the soil and increasing the porosity of the soil. The FreshPack products are fermented centrally and then shipped via overnight or second day delivery to the customer to be immediately applied to the problem area of the course. The Company views its FreshPack product line as an additional method of delivering microbial solutions to the customer. Moreover, if the economics are such that the BioJect System is of greater value, the FreshPack products serve as an introduction to the efficacy of the microbial products prior to the customer's making the financial commitment to a BioJect System. The Company intends to expand the usage of the FreshPack products into the agricultural markets in the near future.

     The Company generates recurring revenues both from the sale of its FreshPack programs and by delivering programs through BioJect systems to customers. The Company has entered into technology transfer agreements pursuant to which it has obtained rights to certain microbes from leading biotechnology companies and organizations such as Mycogen Corporation, Encore Technologies, Inc. and the USDA and major universities such as Michigan State University, Rutgers University and the University of California, Riverside. The Company currently offers BioJect customers a menu of six microbial-based programs and will continue to develop the library of approximately 2,500 microbes from the Agrium acquisition.

     In addition to its FreshPack, BioJect and related microbial product line, the Company has historically sold a complete line of traditional chemical fertilizers and pesticides and other turf maintenance products through Company-owned dealers and distributors. These distributed products include branded pesticides, fertilizers, seed, and other turf maintenance products from major agricultural manufacturers.

     The Company offers a complete program to the agriculture market consisting of various soil analyses to establish a customized program regimen delivered through the Company's proprietary equipment, the BioJect and CalJect. The programs' goals are to utilize soil remediation and microbial activity to move soil pH towards neutral, improve soil structure and infiltrate and release nutrients through increased mineralization and organic matter degradation. The Company performs the soil analysis at the beginning of the season, develops a treatment regimen, installs and services the equipment at the customer's site and provides the microbials and other soil additive products for the customer to use throughout the crop's growing season. While the Company is redirecting its agricultural efforts to focus primarily in the United States, approximately 50% of its agriculture business in 1999 was derived from sales outside the United States, primarily in Mexico.

RECENT DEVELOPMENTS

     The Company has entered into a definitive agreement to sell substantially all of the assets of its Turf Partners subsidiary to the J.R. Simplot Company for a purchase price equal to six times Turf Partners 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) from sales of distributed products, subject to certain adjustments. Simplot also will assume liabilities associated with existing vendor payables, contracts and leases, and will assume amounts outstanding under Turf Partners' credit facility with Coast Business Credit (the "Coast Loan"). A copy of the Amended and Restated Asset Purchase Agreement, dated as of April 5, 2000, among the Company, Turf Partners and Simplot is attached as Exhibit
10.28 hereto and incorporated by reference.

     The transaction is expected to close during July 2000, subject to certain customary closing conditions, including the approval of Eco Soil shareholders, the receipt of various third party consents and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

     At the closing, Simplot will make a down payment of $20 million, subject to an adjustment of up to $5 million if: (a) Turf Partners' net tangible assets at June 30, 2000 are more or less than $3 million, (b) if Turf
Partners has not generated at least 75% of the EBITDA it has projected for the first six months of 2000 or (c) if Turf Partners fails to satisfy other balance sheet tests. The down payment also will be reduced by the amount, if any, by which the amount outstanding on the Coast Loan exceeds $17 million.

     Simplot will pay the balance of the purchase price in March 2001 based on an audited balance sheet as of June 30, 2000 and statements of operations for the year ended December 31, 2000. The final purchase price will be subject to adjustment based on the same balance sheet factors that apply in July 2000 and will be reduced by an amount equal to the average amount outstanding under the Coast Loan during 2000.

     The asset purchase agreement calls for Eco Soil and Simplot to enter into separate agreements pursuant to which Simplot will sell Eco Soil proprietary products into turf and agricultural markets and commence field trials of Eco Soil's proprietary products on its potato fields. Under the agreement relating to agricultural markets, Eco Soil's proprietary products would be distributed through Simplot's Soil Builders organization, a nationwide network of 85 agricultural retail stores.

HISTORY

     Eco Soil was incorporated under Nebraska law in November 1987. The Company initially marketed a program that developed blended fertilizers and soil amendments to golf courses and to other residential and commercial customers in the Lincoln, Nebraska area. In 1991, the Company decided that it needed a broader strategic vision and, consequently, concentrated on the development of biological inoculation service and nutrient programs. In the next several years, the Company developed its BioJect, CleanRack-TM-, CalJect-TM- and SoluJect-TM-systems for distribution to the turf maintenance industry. More recently, the Company has added its FreshPack products to its line of microbial-based programs. See Item 1: "Business."

STRATEGY

     The Company's strategy is to expand its leadership position in the distribution and sale of microbial products in the golf industry and to continue to leverage its experience in this industry to further expand into the agricultural crop market.

     INCREASE PENETRATION OF GOLF MARKETS. The Company currently has an installed base of BioJect systems dispersed among 16 states and 5 countries. The Company intends to continue to focus its sales and marketing efforts on increasing FreshPack program sales, the number of installations of its BioJect system and expanding the number of menu items sold to each customer. The Company also intends to utilize its installed base to further increase the volume of sales of distributed products. The Company believes that by providing a program on a monthly basis which includes the BioJect system and the microbial products as opposed to an outright sale of the BioJect system promotes a more rapid expansion of its customer base by relieving its customers of having to make substantial capital investments. As a stand alone proprietary product strategy and in order to increase awareness of the effectiveness of biological products and to generate additional income, the Company will continue to actively market its FreshPack products to golf industry customers. The Company believes that as it demonstrates the advantages of its proprietary products, the use of biological products in the golf industry will become more widespread and the Company will be well positioned to exploit new market opportunities.

     EXPAND INTO AGRICULTURAL MARKETS. The Company currently has installed its proprietary products on more than 13,800 acres of farmland, with 11,300 acres in Mexico and the remaining in the United States. Although the Company initially set its attention on golf applications for the BioJect system and FreshPack products, the Company has begun to focus on the agricultural crop and horticulture markets and expects these markets to be its primary area of growth over the long term both for its BioJect System and FreshPack products. By combining its proprietary BioJect and CalJect products in a single program the Company has been successful in reducing the alkalinity of its customers' soil, increasing the crops' nutrient uptake and reducing the number of pathogens in the soil. When combined with micro-irrigation systems, the Company's proprietary products have allowed customers to increase both the quantity and quality of their fruit production. For growers that do not utilize micro-irrigation, the Company is adapting its FreshPack product line for specific application practices on a focus number of crops. Furthermore, the Company intends to leverage its fermentation capabilities on a regional basis by offering growers access to fresh microbial products fermented at central locations, offering a low-cost hybrid of the BioJect and FreshPack products.

     The Company intends to market its products into the agricultural markets principally through the acquisition of independent distributors of micro-irrigation products and through its strategic partnership with J.R. Simplot and other potential partnerships with established agricultural companies such as the Cebeco Seeds Group. In April 1998, the Company acquired Agricultural Supply, Inc. ("Agricultural Supply"), a distributor of micro-irrigation products in Southern California and Mexico. The acquisition of Agricultural Supply included a 50% interest in Agricultural Supply de Mexico ("ASM"), Agricultural Supply's Mexican affiliate. In June 1998, the Company acquired Controlled Irrigation International, Inc. (d.b.a. Yuma Sprinkler and Pipe Supply) ("Yuma Sprinkler"), a distributor of micro-irrigation products in Arizona and Mexico. Also in June 1998, the Company acquired Riegomex S.A. de C.V. ("Riegomex") and the remaining 50% interest in ASM. By purchasing additional dealers and distributors of micro-irrigation products and hiring selected personnel, the Company believes that it can develop an integrated sales force and penetrate the agricultural markets with its proprietary products. To date, the Company has designed and installed micro-irrigation systems on approximately 15,000 acres in the United States and 66,000 acres in Mexico through its consolidated efforts. The Company believes that this consolidation of agricultural micro-irrigation dealers and distributors, like the consolidation of its turf dealers and distributors, may improve the Company's ability to obtain volume discounts from its suppliers.

     INCREASE NUMBER OF MICROBIAL MENU ITEMS. In order to maximize the revenues it generates from each BioJect system and from FreshPack sales, the Company intends to expand the selection of microbes it offers to its customers. To this end, the Company has entered into discussions with various leading biotechnology companies and major universities to obtain rights to additional microbes. In September of 1999, Eco Soil acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. This acquisition gave Eco Soil immediate access to a variety of products, including four EPA-registered biochemical insecticidal products for use in agriculture, one pending EPA-registered biofungicide (AtEze-TM-) and several Rhizobium soil inoculants (RhizUp-TM-). In addition, the acquisition included a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. The Company also has increased its research and development efforts to determine which microbes will be suitable for distribution through the BioJect system or as a new FreshPack product.

PRODUCTS

PROPRIETARY PRODUCTS

     The Company's proprietary products consist of (i) the BioJect system, which automatically ferments and distributes microbes through irrigation systems, (ii) the FreshPack line of products, which are packaged biological and soil amendments,(iii) the CalJect and SoluJect systems, which permit the injection of soil and water amendments into irrigation systems, and (iv) other proprietary products, including the CleanRack system.

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

     The BioJect system has been designed to apply up to three microbial products at a time. The Company is the sole supplier of all of the consumables (biologicals and media) that are required in its BioJect system, as well as hardware maintenance services. The BioJect system is one of the Company's primary products, and the Company intends to continue enhancing the capabilities of and promoting the BioJect system to the golf industry and the expansion of its BioJect system into the agricultural ornamental and crop industries.

     The Company's installed base of BioJect systems experienced rapid growth through 1998. New installations in 1999 declined due to an increased marketing focus by the Company on its proprietary FreshPack products and the poor state of the Mexican agricultural market. The Company's installed base of BioJect systems is shown in the following table:


                                                                             DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                     1993       1994      1995      1996      1997     1998    1999
                                                  ---------- ---------- --------- --------- --------- ------- --------
Number of installed BioJect Systems..............      46        79        171       238       290      458      418



         The Company has installed its BioJect systems for some of the most famous and notable golf courses in the country, including the following:

 -      Bent Creek Country Club (PA)           -     Lancaster Country Club (PA)
 -      Chevy Chase Country Club (MD)          -     Medinah Country Club (IL)
 -      Country Club of Detroit (MI)           -     Rancho Bernardo Inn (CA)
 -      Del Mar Country Club (CA)              -     Siwanoy Country Club (NY)
 -      Four Seasons Resort Aviara (CA)

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


-------------------------------------------------------------------------------------------------------------------------
MICROBE NAME                 SOURCE                  COMPANY'S RIGHTS             USE
-------------------------------------------------------------------------------------------------------------------------
BACILLUS Spp.                Chr. Hansen, Inc.       Public Domain                Improves soil porosity to enhance
                                                                                  plant growth
-------------------------------------------------------------------------------------------------------------------------
AZOSPIRILLUM BRASILENSE Cd   Encore Technologies,    Exclusive worldwide          Converts atmospheric nitrogen into
                             Inc.                    license for use through      plant available form; growth promoter
                             ("Encore")              the BioJect system
-------------------------------------------------------------------------------------------------------------------------
Pseudomonas aureofaciens     Encore/Michigan State   Assignment of rights         Biofungicide to control certain
TX-1 (Spot-less-TM-)            University           granted to Encore under      turfgrass diseases
                                                     exclusive worldwide
                                                     license from Michigan
                                                     State University
-------------------------------------------------------------------------------------------------------------------------
XANTHOMONAS                  Mycogen Corporation/    Rights under worldwide       Experimental Use Permit as a
CAMPESTRIS     pv poa        Michigan State          license from Michigan        selective postemergent biological
(Xpo-TM-)                    University              State University acquired    control of Poa annua
                                                     from  Mycogen   Corporation
                                                     (not salable in Japan)
-------------------------------------------------------------------------------------------------------------------------
ATEZE                        Agrium, Inc.            Eco Soil owns all rights     Biofungicide and growth promoter.
                                                                                  Used with greenhouse plant and
                                                                                  vegetables. EPA application has been
                                                                                  filed
-------------------------------------------------------------------------------------------------------------------------
RHIZUP                       Agrium, Inc.            Owns trademark; buys         Nitrogen fixing bacteria for legumes
                                                     organism from Liphatec
-------------------------------------------------------------------------------------------------------------------------



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

     In September of 1999, Eco Soil acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. This acquisition included both RhizUp and AtEze products. RhizUp-TM- is a commercial product introduced to the Canadian market four years ago that forms a symbiotic relationship with legumes such as soybeans and peanuts. RhizUp-TM- allows for decreased nitrogen fertilizer while supporting the growth of the plant. AtEze-TM- is a bacteria known as Pseudomonas chlororaphis, which has been used as a biopesticide to prevent fungal disease of vegetables and ornamental plants, including the Rhizoctonia, Fusarium and Pythium species. The AtEze-TM- biofungicide has shown efficacious field results against the primary fungal pathogens of these plants and should enhance Eco Soil's position within the worldwide greenhouse market. The purchase of the AgBio division provides Eco Soil with a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. In addition to new products, Eco Soil was also able to retain two of Agrium's key employees, including one senior scientist and one marketing manager. To further increase the menu of items for use in its BioJect system, the Company intends to enter into additional licensing agreements with leading biotechnology companies and major universities once new microbial products have been proven effective. To meet the technical challenges associated with the task of optimizing the scale-up of these distinct microbes within the BioJect system and distributing them within the irrigation cycle, the Company has entered into research and development agreements with companies specializing in the fermentation of microbes.

     To date, the Company has completed 34 field trials for its proprietary products in turf through university collaborations for both the BioJect System and FreshPack products. The following is a list of Universities through which the Company has conducted these trials:

-   Clemson University                  -   University of California, Riverside
-   Cornell University                  -   University of Connecticut
-   Michigan State University           -   University of Illinois
-   North Carolina State University     -   University of Maryland
-   Ohio State University               -   University of Massachusetts
-   Purdue University                   -   University of Missouri
-   Rutgers University                  -   University of Rhode Island
-   University of Arizona


     FRESHPACK PRODUCTS

     The Company's FreshPack products are packaged and designed to deliver a microbial-based program to the customer. The FreshPack products, which contain certain microbes together with other soil amendments, are intended to address several problems encountered by the Company's golf course customers by helping them to develop stronger root systems, reduce the level of soil alkalinity, increase the level of oxygen in the soil and increase the porosity of the soil. The FreshPack products are fermented centrally and then shipped via overnight or second day delivery to the customer to be immediately applied to the problem area of the course.

     Set forth below is a table showing the name of each of the Company's FreshPack products, the individual products that make up each FreshPack program, and the application for each program.


-------------------------------------------------------------------------------------------------------------
FreshPack Name                        INDIVIDUAL PRODUCTS                 USE
-------------------------------------------------------------------------------------------------------------
XPO                                   Xanthomonas campestris pv. POANNUA  Selective control of POA ANNUA
-------------------------------------------------------------------------------------------------------------
RECHARGE                              Azospirillum brasilense CD, root    Promotes root growth and brings
                                      growth promoting bacteria, and      life back into the soil LEX,
                                      a microbial stimulant
-------------------------------------------------------------------------------------------------------------
REOPEN                                Three species of BACILLUS           Aides reduction of black layer in
                                      bacteria, LEX and OxyPlus           the soil profile and provides
                                                                          plant-available oxygen and
                                                                          eliminates anaerobic conditions
-------------------------------------------------------------------------------------------------------------
REMOVE                                BACILLUS bacteria, LEX,             Increases aeration and
                                      Deliminate,a sodium  reduction      infiltration in soil, removes
                                      agent, and calcium acetate          sodium and introduces calcium
-------------------------------------------------------------------------------------------------------------


     The Company views its FreshPack product line as an additional method of delivering microbial solutions to the customer. Moreover, if the economics are such that the BioJect System is of greater value, the FreshPack products serve as an introduction to the addition of a BioJect machine and the sale of associated microbial products. The Company intends to expand the usage of these products into the agricultural markets in the near future.

     The Company has sold its FreshPack products to some of the most famous and notable golf courses and turf customers in the world, including the following:

-    Chicago Bears                         -    Newport Country Club (RI)

-    Chicago White Sox                     -    Raven Golf Club (AZ)
-    Atlantic Golf Club (NY)               -    San Diego Country Club (CA)
-    Brae Burn Country Club (MA)           -    Sleepy Hollow Country Club (NY)
-    Fairview Golf Club (PA)               -    Titlest Practice Facility (CA)
-    Four Seasons Golf Club (PA)           -    The Phoenician (AZ)
                                           -    La Costa Country Club (CA)

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

DISTRIBUTED PRODUCTS

     In addition to the proprietary products described above, the Company also sells a complete line of traditional chemical fertilizers and pesticides and other turf maintenance products through Company-owned dealers and distributors. In order to meet all of its customer's turf maintenance needs, the Company's distributors keep in stock an inventory of branded pesticides, fertilizers, seed, and other necessary products from many agricultural manufacturers. Such products include fertilizers from Scotts Lebanon Chemical Corporation, The Doggett Corp., Growth Products Ltd., Plant Marvel Laboratories, Inc., The Andersons, Vicksburg Chemical Company, IMC Vigoro and pesticides from Bayer Corporation, Novartis Corporation, PBI Gordon Corporation, Kincaid Enterprises, Rhone-Poulenc AG Company and Rohm, Haas Company and Scotts Company. In the agriculture industry, the Company sells a number of micro-irrigation products as well as pumps and piping. These products are manufactured by T-Systems, Inc., Spears Manufacturing, Hydro Agri, and United Agriculture Products, Inc.

SALES AND DISTRIBUTION

     The Company has focused on establishing sales and distribution capabilities by acquiring independent product dealers and distributors and integrating them into a single, nationwide sales organization to promote sales of the Company's BioJect systems, FreshPack products and CalJect/SoluJect systems to golf courses and agriculture. To date, the Company has acquired five independent golf product distributors, which are located in New England, the Chicago metropolitan area, Indianapolis,

Detroit and the Palm Springs area. The Company also has hired sales and other key personnel to establish a regional presence in Southern California and Pennsylvania. The Company currently has 67 sales and marketing personnel divided among three sales regions covering the Eastern, Midwestern and Western parts of the United States. Each region has its own general manager responsible for maintaining customer satisfaction and expanding the Company's customer base. The Company has also acquired four distributors of micro-irrigation products, which are located in Southern California and Arizona and have substantial operations in Mexico. The Company currently has 11 sales people in the United States and 23 in Mexico in agriculture.

     In December, 1998, the Company signed a contract with Scotts to exclusively market and distribute fertilizer products to the golf course industry in 24 states. As a result, the Company hired 12 sales representatives formerly with Scotts, who were integrated into the Turf Partners organization and produced approximately $12.8 million in sales in 1999.

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

     In early 1996, the Company initiated its strategy of consolidating its golf distribution network through acquiring independent products distributors and hiring key sales personnel. In May 1996, the Company acquired Turf Products, Ltd. ("Turf Products"), a Chicago-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout the greater Chicago metropolitan area, and Turf Specialty, Inc. ("Turf Specialty"), a New Hampshire-based company that markets and sells similar products to golf courses and municipalities throughout the New
England region. In February 1997, the Company acquired substantially all of the assets of Turfmakers, Inc. ("Turfmakers"), a turf products distributor in the Palm Springs area. In March 1998, the Company acquired Cannon, an Indianapolis-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout the Midwest, and Benham, a Detroit-based company that markets and sells fertilizers, pesticides, grass seed and soil amendments to golf courses throughout Michigan. Prior to their consolidation into the Company's Turf Partners subsidiary, Turf Products, Turf Specialty, Turfmakers, Cannon and Benham were established in the turf maintenance industry for golf course markets in the greater Chicago, New England, Palm Springs, Midwest and Michigan areas, respectively. While other dealers in these markets generally compete for market share through aggressive pricing, the Company has adopted a value-added, customer service focus, which is essential for introducing technologically advanced proprietary products such as the BioJect system. The Company expects to increase its market penetration in the geographic areas served by its dealers and distributors by hiring additional sales personnel as well as opening satellite warehouses to serve new customers.

     As of December 23, 1998, the Company consolidated its acquired turf market distributors through merger and the name of the surviving entity was changed to Turf Partners. Through Turf Partners, the Company serves the golf market in three regions covering the eastern, Midwestern and western parts of the United States. The Company believes that the establishment of the Company's regional sales and distribution network will offer several benefits to the Company, including (i) improved profitability due to increased sales of proprietary products; (ii) improved overall financial results due to consolidated operations; (iii) increased margins through volume discounts; and (iv) increased visibility in golf markets and greater credibility in larger markets such as the agricultural crop and ornamental industries.

     Although the Company has focused on expanding sales through the Company's acquired dealers and distributors, the Company maintains relationships with three independent distributors. The Company supplements the sales efforts of its acquired distributors, other regional distributors and its direct sales force through seminars given by prominent university researchers on the benefits and efficacy of microbial products and through local and regional training sessions.

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

RESEARCH AND DEVELOPMENT

     The Company has not engaged in its own research and development with respect to the discovery of microbial products. Instead, the Company has obtained rights to microbial products that have been proven effective for applications in the turf maintenance and agricultural crop and ornamental industries. Much of the Company's in-house research and development effort is targeted at determining which microbes will be suitable for distribution as FreshPack products or through the BioJect system and the engineering of the fermentation and product delivery features of the BioJect system. The Company spent approximately $1,065,000, $584,000 and $269,000 on research and development for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes its strategic objectives can best be met by combining its in-house product development efforts with the licensing of technology and the establishment of research collaborations with scientists at academic institutions and at companies working in related fields. See "Factors That Could Affect Future Performance--No Assurance that Rights to Additional Microbial Products Will Be Acquired."

GOVERNMENT REGULATION

     The Company is subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. Prior to 1998, the Company had only one registered pesticide with the EPA, BACILLUS THURINGIENSIS and had marketed its microbial products only as soil inoculants. In 1998, the Company received two EPA approvals. First, the Company registered with the EPA PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less) as a biofungicide for use in turf across the United States and received EPA approval of the BioJect as a means of application of the microbe. Second, the Company received EPA approval to use XANTHOMONAS CAMPESTRIS pv poa (Xpo) as a bioherbicide in Experimental Use Permit ("EUP") trials for use in turf across the United States. In 1999, the Company applied for registration from the EPA for its AtEze product acquired from Agrium. The Company believes its future sales will be strengthened if the Company can secure approval of individual microbes as pesticides.

     In most countries, governmental authorities require registration of pesticides before sales are allowed. In the United States, the EPA regulates pesticides under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides are also regulated by the individual states such as California, which has its own extensive registration requirements. In order to market pesticide products outside the United States, the Company must receive regulatory approval from the authorities of each applicable jurisdiction. In addition, the EPA under the Federal Food, Drug and Cosmetic Act ("FFDCA") establishes standards for residues in food to protect health.

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

     FIFRA allows laboratory and greenhouse testing and, usually, small-scale field-testing to be conducted prior to product registration, to evaluate product efficacy and to gather data necessary to support an application. An Experimental Use Permit ("EUP") must be obtained from the EPA to conduct large-scale field-testing prior to product registration. An EUP is required for testing in one or more land sites greater than ten cumulative acres. Issuance of an EUP normally requires satisfactory completion of certain toxicology and environmental studies. Field-testing of certain microbial agents may require the approval of the Animal and Plant Health Inspection Service ("APHIS"), an office of the USDA. APHIS approvals are granted on a site-specific basis, and additional state approvals may also be required.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company's success is dependent in large measure upon its ability to obtain patent protection for its products and to maintain confidentiality and operate without infringing upon the proprietary rights of third parties. The Company has obtained both U.S. and foreign patents and is seeking additional foreign patents covering both the process of automatically inoculating irrigation water with biological products and the equipment, namely the BioJect system, used in such process. Specifically, in 1993 the Company was granted two U.S. patents that relate to the inoculation process and the related equipment. In 1995, the Company was granted an additional patent relating to the automatic inoculation of irrigation water through the use of a BioJect system designed to "cleanse" itself so that it may grow, culture and dispense distinct microbes or combinations of microbes on a daily basis. The 1995 patent also expanded the scope of the invention to include irrigation systems covering all types of vegetation, in addition to turf.

     In addition to the patent applications described above, the Company has registered or applied for or acquired registration of a number of trademarks used in its business, and has obtained registered trademarks for the names including the registration of the following trade names: BioJect, FreshPack, CleanRack, ReOpen, ReMove, ReCharge, AtEze, RhizUp, EcoBac, and Deliminate. The Company also relies on trade secrets and proprietary know-how. See "Factors That Could Affect Future Performance -- Patents, Proprietary Technology and Licenses."

MANUFACTURING AND SUPPLY

     A majority of the parts and components utilized in the BioJect, CalJect and SoluJect systems are standardized industrial components. The computer controls and the fermentation tank used in the BioJect system are designed and manufactured to Company specifications by third parties. The Company has no contracts for supply of parts and components used in its systems. Instead, the Company submits purchase orders for such items as needed. Parts and components are shipped directly to the Company's third-party assemblers for assembly and testing, and the Company's product management team oversees the assembly and testing process. The assemblers ship the completed BioJect, CalJect and SoluJect systems to the Company's distributors or directly to customers. The Company believes that it is not dependent on any single manufacturer or source of supply.

     FreshPack assembly operations are conducted at Company headquarters in San Diego. In addition, in 1999, the Company began in-house fermentation of its Xanthomonas product, Xpo-TM-.

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

     FRESHPACK PRODUCTS. In addition to the competitors listed for the above BioJect System, the FreshPack products compete directly with Sybron Biochemical, maker of Green Releaf-TM- products and Plant Health Care, Inc., two companies focused on the production of packaged microbial products for the turf market.

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

PERSONNEL

     As of December 31, 1999, the Company had 387 full-time employees, consisting of 30 in general management, 104 in sales and marketing, 45 in customer service, 6 in research and development, 115 in warehouse and operations and 93 in finance and general administrative activities. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced work stoppages and believes that it maintains good relations with its employees.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     You should carefully consider the following risk factors, in addition to the other information included in this prospectus, before purchasing shares of common stock of Eco Soil. Each of these risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE. At December 31, 1999, we had an accumulated deficit of $42.4 million. Our loss before interest, depreciation and amortization for the year ended December 31, 1999 was $10.7 million. We have historically experienced losses due to significant expenditures for product development, sales, marketing and administrative costs, as well as amortization costs associated with our acquisitions of turf and agricultural products dealers.

     IF WE ARE UNABLE TO SUCCESSFULLY ENTER NEW MARKETS, OUR BUSINESS WILL BE ADVERSELY AFFECTED. Sales of our proprietary products recently have declined. These products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that our efforts to increase sales of proprietary products to turf and agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established and will become successful, or that our intended customers will purchase our systems and products instead of competing products. In addition, there can be no assurance that we will be able to obtain significant customer satisfaction or market share with our proprietary products. Failure to reverse the decline in sales of proprietary products would have a material adverse effect on our business, financial condition and results of operations.

     WE HAVE AN INDISPENSABLE NEED FOR CAPITAL, AND THE REPORT OF OUR INDEPENDENT ACCOUNTANTS ACCOMPANYING OUR FINANCIAL STATEMENTS CONTAINS AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. Primarily because of our history of operating losses and because we may not be able to satisfy financial covenants contained in our long-term debt instruments, there is substantial doubt about our ability to continue as a going concern unless we are able to obtain additional equity financing. We anticipate that without additional financing we would likely run out of cash to fund our operations during the third quarter of 2000. We and our wholly owned subsidiary Turf Partners, Inc. have entered into an Amended and Restated Asset Purchase Agreement pursuant to which Turf Partners will sell substantially all of its assets to the J.R. Simplot Company, subject to various closing conditions including approval of Eco Soil's shareholders, receipt of third-party consents and expiration of the applicable Hart-Scott-Rodino Antitrust Act waiting period. At the closing, Simplot will make a down payment of $20 million, subject to an adjustment of up to $5 million if: (a) Turf Partners' net tangible assets at June 30, 2000 are more or less than $3 million, (b) if Turf Partners has not generated at least 75% of the EBITDA it has projected for the first six months of 2000 or (c) if Turf Partners fails to satisfy other balance sheet test. The down payment also will be reduced by the amount, if any, by which the amount outstanding on the Coast Loan exceeds $17 million. Simplot will pay the balance of the purchase price in March 2001 based on an audited balance sheet as of June 30, 2000 and statements of operations for the year ended December 31, 2000. The final purchase price will be subject to adjustment based on the same balance sheet factors that apply in July 2000 and will be reduced by the an amount equal to the average amount outstanding under the Coast Loan during 2000. In addition, we have entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot, under which Simplot will loan us $3,000,000, subject to certain closing conditions, to provide working capital to Turf Partners pending the closing of the asset sale.

     We currently do not have any arrangements to obtain other sources of financing. We also cannot give you any assurance that the sale of Turf Partners' assets will be completed. In the event that the sale of Turf Partners assets to Simplot is not consummated, we will need to obtain additional financing to repay the loan from Simplot and other outstanding long-term debt and to finance continuing operating losses. In such event, there can be no assurance that Eco Soil will be successful in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. If we were unable to secure such financing, we would at a minimum be forced to revise our 2000 operating plan. The report of independent accountants on our financial statements included herein includes an explanatory paragraph to this effect.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 1 of our Consolidated Financial Statements.

     WE MAY NOT SATISFY ALL OF THE APPLICABLE FINANCIAL COVENANTS IN OUR DEBT DOCUMENTS, AND IF WE DO NOT MEET THESE COVENANTS, WE WOULD BE IN DEFAULT AND OUR OBLIGATIONS COULD BE DECLARED IMMEDIATELY DUE AND PAYABLE. We have received a term loan and our subsidiaries have received lines of credit from financial institutions, and we have received debt financing from institutional investors through the issuance of convertible debentures and senior subordinated notes. The loan documents to which we and our subsidiaries are parties, including the senior subordinated notes, contain restrictions on our activities and financial covenants with which we and our subsidiaries must comply. Among other things, the financial covenants require us and our subsidiaries to satisfy net worth requirements, debt service coverage ratios and other financial tests. In the past, we have obtained waivers and an amendment of the senior subordinated notes to remain in compliance with the financial covenants and avoid default. For example, for the quarter ended September 30, 1999, our failure to comply with these covenants resulted in a default under the senior subordinated notes, which was subsequently waived by the note holders. There can be no assurance that we and our subsidiaries will satisfy all of the applicable financial covenants in future quarters. To the extent we or any of our subsidiaries does not satisfy these requirements, we would be in default and our obligations could be declared immediately due and payable. To avoid a default, we may be required to obtain waivers from third parties, which might not be granted. A default on indebtedness from one lender could result in the acceleration of indebtedness from other lenders. In addition, we also can give no assurance that our cash flow and capital resources will be sufficient to repay our indebtedness or that we will be successful in obtaining alternate financing. In the event we or any of our subsidiaries is unable to repay debts, we may be forced to delay the expansion of our business, sell some of our assets, obtain additional equity capital or refinance or restructure our debt, any of which could have a material adverse effect on our business, prospects and financial condition.

     RESTRICTIONS IN OUR CONVERTIBLE DEBENTURES AND WARRANTS PURCHASE AGREEMENT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL EQUITY CAPITAL. Our agreement with the holders of our 7% Senior Convertible Debentures prohibits us from selling any shares of our capital stock or securities convertible into shares of our capital stock for a period of 180 days after January 24, 2000 except (i) pursuant to the exercise of outstanding warrants, or options issued pursuant to any shareholder-approved stock option plan, (ii) to any strategic partner, the purpose of which is not primarily to raise money, or (iii) the sale of shares of common stock at a price of not less than $2.50 per share with warrant coverage of up to 40% for aggregate proceeds of up to $3,500,000. In addition, until 12 months after January 24, 2000, we must give such holders
(i) a right of first refusal to purchase shares of our capital stock or capital stock equivalents on the same terms on which we are prepared to sell them to other investors and (ii) if such holders do not exercise their right of first refusal, the further right to exchange their convertible debentures and warrants for an equivalent dollar amount of the new securities we offer. These restrictions may impair our ability to raise equity capital on terms satisfactory to us, if at all--particularly during the first 180 days after January 24, 2000. During such 180-day period, we would be able to sell equity securities only pursuant to one of the exceptions listed above or with the consent of the holders of our convertible debentures. Our inability to raise needed funds would have a material adverse effect on our business, financial condition and results of operations.

     IF WE FAIL TO MANAGE GROWTH EFFECTIVELY, OUR BUSINESS MAY SUFFER. We have experienced significant growth. This growth has placed, and will continue to place, significant strains on our resources. Our ability to manage future growth, should it occur, will require us to implement and continually expand operational and financial systems, recruit additional employees and train and manage both current and new employees. In particular, our success depends in large part on our ability to attract and retain qualified technical, sales, financial and management personnel. We face competition for these persons from other companies, academic institutions, government entities and other organizations. We can give you no assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business as we propose to conduct it.

     IF WE FAIL TO SUCCESSFULLY IMPLEMENT AND MAINTAIN OUR SALES AND DISTRIBUTION NETWORK, WE MAY BE UNABLE TO SELL SUFFICIENT PRODUCTS TO MAKE A PROFIT. We distribute and sell our products through distributors and dealers we have acquired and through independent dealers and distributors. Achieving the anticipated benefits of such acquisitions will depend on a variety of factors, including whether the integration of such dealers and distributors with our organization can be accomplished in an efficient and effective manner and whether the acquired sales force can effectively sell our proprietary products. Any failure to identify future hires or acquisition candidates properly, any large expenditures on acquisitions that prove to be unprofitable or any difficulties we encounter in selling our proprietary products through the existing distribution system could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE WHEN NEEDED. The continuing commercialization of our products requires the commitment of significant capital expenditures. We anticipate that we will require additional funds to support the rigorous testing of our products, other costs of obtaining government approval and for marketing of our products for agricultural applications. We anticipate that we will seek to obtain additional funds in the future through public or private equity or debt financing, collaborative or other arrangements with corporate partners or from other sources. We can give you no assurance that we will be able to obtain this additional financing on desirable terms, or at all. If additional funds are not available, we may be required to curtail our operations and marketing efforts in certain geographic areas or for one or more of our product lines.

     PATENTS AND OTHER PROPRIETARY RIGHTS PROVIDE UNCERTAIN PROTECTION OF OUR PROPRIETARY INFORMATION AND OUR INABILITY TO PROTECT A PATENT OR OTHER PROPRIETARY RIGHT MAY IMPACT OUR BUSINESS AND OPERATING RESULTS. Our success will depend in large measure upon our ability to obtain and enforce patent protection for our proprietary products, maintain confidentiality of our trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. We have been granted three U.S. patents for the technology relating to the BioJect system. We do not have foreign patent protection with respect to the claims covered by the two U.S. patents issued in 1993, and we are precluded from obtaining these foreign rights due to the expiration of the period for filing such claims. However, in connection with a U.S. patent granted in 1995, we applied for foreign patent protection with respect to the BioJect system in selected countries. To date, we have successfully patented the technology relating to the BioJect system in several of these foreign countries. In addition, we have registered a number of trademarks we use in our business, including "BioJect" and "FreshPack" and have applied for registration of a number of additional trademarks. We also rely on trade secrets and proprietary know-how. We generally enter into confidentiality and nondisclosure agreements with our employees and consultants and attempt to control access to and distribution of our confidential documentation and other proprietary information.

     Despite the precautions described above, it may be possible for a third party to copy or otherwise use our products or technology without authorization, or to develop similar products or technology independently. We can give you no assurance that our patent or trademark applications will be granted, that the way we protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competing products. Furthermore, there can be no assurance that we are not infringing other parties' rights. If any of our patents are infringed upon or if a third party alleges that we are violating their proprietary rights, we may not have sufficient resources to prosecute a lawsuit to defend our rights. In addition, an adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from manufacturing, selling or using our products, any of which could have a material adverse effect on our business, financial condition and results of operations. Even if we prevailed in litigation to protect our intellectual property rights, this litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

     WE DEPEND ON THIRD PARTY CONTRACT MANUFACTURERS AND SUPPLIERS. We currently do not have any manufacturing capability and rely on third parties to manufacture our products and components. We have more than one supplier for the manufacture of most of our products and components; however, we obtain some products or components from only one source. Although we believe that we will be able to contract production with alternate suppliers, we can give you no assurance that this will be the case or that the need to contract with additional suppliers will not delay our ability to have our products and components manufactured. We can give you no assurance that existing or future manufacturers will meet our requirements for quality, quantity and timeliness, and any such failure could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY BE UNABLE TO ACQUIRE RIGHTS TO ADDITIONAL MICROBIAL PRODUCTS. We plan to obtain the rights to additional microbial products. We currently do not engage in our own research and development with respect to the discovery of microbial products. As a result, we seek to license or acquire rights to microbial products discovered by others. We can give you no assurance that we will be successful in obtaining licenses for, or otherwise acquiring rights to, additional microbial products on terms acceptable to us, or at all. If we fail to acquire rights to additional products our business, financial condition and results of operations could be materially adversely affected.

     POTENTIAL PRODUCT LIABILITY OR ENVIRONMENTAL CLAIMS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We may be exposed to product liability or environmental liability resulting from the commercial use of our products. We currently carry liability insurance, which covers, among other things, product liability and environmental liability. A product liability, environmental or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

     We have obtained insurance of such types and in such amounts as we believe is necessary, including casualty insurance and workers' compensation insurance. However, we are exposed to certain risks that are not covered by our insurance policies and our policies are subject to limits, exceptions and qualifications. Consequently, we can give you no assurance that any losses will be covered by insurance, that any covered losses will be fully insured against or that any claim we make will be approved for payment by the insurer.

     WE ARE SUBJECT TO ENVIRONMENTAL LIABILITY. The federal government and some states have laws imposing liability for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. We also are subject to certain other federal environmental laws, including the National Environmental Policy Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and their state equivalents and may be subject to other present and potential future federal, state or local regulations. As noted above, we maintain insurance for environmental claims which might result from the release of our products into the environment, but there can be no assurance that any losses covered by insurance will be adequately covered. Thus, a claim for environmental liability could have a material adverse effect on the Company's business, financial condition and results of operations.

     OUR PRODUCTS ARE SUBJECT TO GOVERNMENTAL REGULATIONS AND APPROVALS. We are subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. Some of our current products are subject to regulation by the EPA, the USDA and by certain state environmental and agricultural departments. Prior to 1998, we had only one registered pesticide with the EPA, BACILLUS THURINGIENSIS, and had marketed it as well as other microbial products only as soil inoculants. In 1998, we received two EPA approvals. First, we registered PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less-TM-) with the EPA as a biofungicide for use in turf across the United States and received EPA approval of the BioJect as a means of application of the microbe. Second, we received EPA approval to use XANTHOMONAS CAMPESTRIS pv poaannua (Xpo) as a bioherbicide in experimental use permit trials for use in turf across the United States. We are in the final process of receiving EPA approval on PSEUDOMONAS HORORAPHIS, STRAIN 63-28 (AtEze-TM-) for use as a biofungicide on greenhouse and agricultural plants. We can give you no assurance that we will obtain EPA approval for sales of additional microbial products as biopesticides. In order to market a microbe as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. Registration of our microbial products as pesticides likely will be a lengthy and expensive process that may or may not result in EPA approval. Without the desired EPA approvals, we will not be able to market such unregistered microbes as pesticides, and our sales efforts will be limited to discussions of the soil inoculant features of the microbe. If the EPA determines that a microbial product has no significant commercially valuable use other than use as a pesticide, however, we will be precluded from selling the product entirely unless it is approved by the EPA.

     In addition, if we intend to sell a microbe as a pesticide for use on crops, we must also seek to have a tolerance level set by the EPA which would define the acceptable limit on the amount of microbes that could be present on a given raw agricultural commodity (food crop) at the time of harvest. We also may petition the EPA for tolerance exemptions that would not limit the residues of the microbial products on crops. If the EPA does not issue a tolerance exemption, we would be required to obtain a separate tolerance for each food product on which we intend to make our microbial pesticides available for use. As a result, we would incur costly application fees for each tolerance. We can give you no assurance that we will be successful in seeking such tolerances or tolerance exemptions, and any failure to obtain such tolerances or exemptions would prevent us from selling microbes as pesticides for use on crops.

     We may be subject to regulation in foreign countries. Compliance with such requirements likely would result in additional cost to us and delays in introducing our products in such foreign countries.

     Compliance with EPA and state environmental regulations as well as other laws and regulations will increase our costs and time necessary to allow us to operate successfully and may affect us in other ways not currently foreseeable. In addition, more stringent requirements for regulation or environmental controls may be imposed, which could have a material adverse effect on our business, financial condition and results of operations.

     THE INDUSTRY IN WHICH WE COMPETE IS EXTREMELY COMPETITIVE AND IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY OUR BUSINESS MAY SUFFER. The BioJect system and our Fresh Pack products compete against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems and the direct, manual application of cultured microbial products. Many of our competitors have substantially greater financial, technical and personnel resources than we do. Our competitors include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, O.M. Scotts & Sons, Inc., Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. We compete against traditional technologies on the basis of our delivery mechanism and bioaugmentation expertise. We believe that the long-term competitiveness of the BioJect system may be affected by the timing and extent of our penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. This timing, in turn, will be based on the effectiveness with which we or the competition can complete product testing and approval processes and supply products to the marketplace. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

     In markets for traditional chemical products, we compete against well-established distributors of such products. Many of these competitors have substantially greater financial, technical and personnel resources than us and include such companies as Lesco, Inc., Terra Companies, Inc., Con-Agra, Inc. and Wilbur-Ellis Company. We compete with distributors of traditional chemical products on the basis of price, name recognition, convenience and customer service.

     OUR BUSINESS IS DEPENDENT IN LARGE PART UPON THE GROWTH AND CONTINUED POPULARITY OF GOLF. Although we believe that golf markets will continue to grow, a decrease in the number of golfers, reduced participation rates or reduced consumer spending on golf could have a material adverse effect on our golf course customers and, in turn, on us. Specifically, the success of efforts to attract and retain members at private country clubs and the number of rounds played at public golf courses historically have been dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In addition, the construction of additional golf courses is dependent upon growth in the number of golfers. If customer tastes or economic conditions cause golf courses to reduce their budgets or slow the development of additional golf courses, we may see a correlative decrease in sales of the BioJect system and our other products.

     OUR EFFORTS TO SELL OUR PROPRIETARY PRODUCTS FOR USE IN MICRO IRRIGATION AND GREENHOUSE APPLICATIONS MIGHT NOT PROVE SUCCESSFUL. We recently have begun selling our proprietary products to growers who will apply them to crops using micro irrigation methods. In addition, we have formed a strategic relationship with Cebeco Seeds Group to sell our proprietary products in European greenhouse markets. Our proprietary products have not been widely applied using micro irrigation methods or in greenhouses and we may not achieve significant market share in these markets. We cannot provide any assurances that our revenues from sales of our proprietary products for application using micro irrigation methods or in greenhouses will exceed the sales, marketing and development costs we have incurred in an effort to penetrate these markets.

     OUR EFFORTS TO SELL OUR PRODUCTS OUTSIDE THE UNITED STATES HAVE HAD LIMITED SUCCESS TO DATE AND MAY NOT BE SUCCESSFUL IN THE FUTURE. We have devoted substantial resources to developing markets for our products outside the United States, particularly in Mexico. In addition, our strategic relationship with Cebeco Seeds Group calls for us to sell our proprietary products to the European greenhouse markets. To date, our operations outside the United States have generated limited revenues, which have not been sufficient to cover our costs in seeking to penetrate foreign markets. While we are continuing to explore opportunities to sell our products outside the United States, we can give you no assurance that we will be successful. Our international sales efforts are subject to risks associated with operations in foreign countries that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

- fluctuations in currency exchange rates, which may make our products more expensive;

-    general economic conditions in international markets;

-    political risks;

- additional costs of compliance with local regulations, including costs associated with unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

-    tariffs, export controls and other trade barriers; and

- longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

The costs related to our international operations could adversely affect our operations and financial results in the future.

     OUR STOCK PRICE HAS BEEN AND WILL CONTINUE TO BE VOLATILE. Our common stock currently is quoted on the Nasdaq National Market. The market price of our common stock could be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock. In addition, in the event the listing of the common stock were discontinued for any reason, the liquidity and price of our common stock would be adversely affected.

     OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE. Our operating results vary from quarter to quarter as a result of seasonality and various factors. Virtually all of our customers are located in the Northern Hemisphere and purchase greater quantities of microbes and distributed products during the spring, summer and fall months. As a result of low customer activity during the winter, we typically market the BioJect system during the fourth and first quarters. As a result of these marketing efforts, we typically receive orders during the first and second quarters and install BioJect systems during the second and third quarters. BioJect revenues generally occur in the second and third quarters of the year. Because of this sales cycle, we expect to recognize a significant portion of our revenues during our second and third quarters. Operating expenses have tended to be independent of the quarterly sales cycle. As a result, operating expenses generally represent a higher percentage of sales in the first and fourth quarters as compared to the second or third quarters, and we may experience losses in the first and fourth quarters. Accordingly, results for any quarter are not necessarily indicative of results for any future period. The sales cycle for the BioJect system also makes it difficult to predict the number of BioJect systems that will be employed and the quantity of microbial products that we will sell until we receive orders during the first half of the year. Sales of our products also depend to some extent on the severity of weather patterns in the geographic areas we serve. Given these factors, it is difficult for us to accurately predict the level of demand for our products.

     It is likely that in one or more future quarters our financial results will fall below the expectations of analysts and investors. If this happens, the trading price of our common stock would likely decrease. Many of the factors that cause our quarter to quarter financial results to be unpredictable are largely beyond our control.

     LOSS OF KEY PERSONNEL COULD HURT OUR BUSINESS. We are dependent upon the active participation of William B. Adams, the chairman of our board of directors and our chief executive officer. The loss of the services of Mr. Adams could have a material adverse effect upon our business, financial condition and results of operations. We have entered into an employment agreement with Mr. Adams, which provides for his continued employment with us through December 31, 2000. We do not have key person life insurance on any of our key employees.

     A SMALL NUMBER OF SHAREHOLDERS MAY BE ABLE TO EXERCISE EFFECTIVE CONTROL OVER US. As of December 31, 1999, our current principal shareholders and management owned more than 25% of the outstanding shares of our common stock, assuming the exercise of all outstanding options and warrants held by them and no exercise of options or warrants held by others. Accordingly, even though we currently have cumulative voting, the current principal shareholders and management, if voting in concert, may have the ability to effectively control the election of a majority of our directors or any other major decisions involving our assets or us.

     WE HAVE A LARGE NUMBER OF OUTSTANDING WARRANTS AND OPTIONS, WHICH COULD HARM OUR ABILITY TO ACQUIRE ADDITIONAL CAPITAL. As of December 31, 1999, there were 7,073,291 shares of common stock subject to issuance pursuant to options and warrants we previously issued. Holders of warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options. While the warrants and options are outstanding, they may adversely affect the terms on which we can obtain additional capital.

     ANTI-TAKEOVER PROVISIONS OF OUR CHARTER AND NEBRASKA LAW COULD LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE. Certain provisions of our articles of incorporation, including provisions creating a staggered board of directors, and certain provisions of Nebraska law, including the Nebraska Shareholders Protection Act, could have the effect of deterring or delaying a takeover or other change in control of Eco Soil, could deny shareholders the receipt of a premium on their common stock and could result in a decline in the market price of our common stock. In addition, our board of directors is authorized, without any action by our shareholders, to issue up to 5,000,000 shares of authorized but undesignated preferred stock and to fix the powers, preferences, rights and limitations of this preferred stock or any class or series thereof. Persons acquiring preferred stock could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders.

     ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO INVESTORS. We have never paid or declared any cash dividends on our common stock and we do not intend to pay dividends on our common stock in the foreseeable future. We are currently prohibited from paying dividends by the terms of a loan agreement we have with Coast Business Credit. We intend to retain any earnings for use in the operation and expansion of our business.

ITEM 2. PROPERTIES

     The Company's headquarters consist of 39,700 square feet located in San Diego, California. The Company currently leases this building for warehouse, sales and marketing, product development and administrative purposes. The Company's lease for such space provides for base lease payments of $30,817 per month, plus operating expenses, and expires in December 2008. The Company does not own any real property.

     Turf Partners leases office and warehouse space in various locations in the U.S. including 28,500 square feet in the West region, 97,869 square feet in the Midwest region and 69,945 square feet in the East region. Agricultural Supply leases 33,659 square feet in California, 11,696 square feet in Arizona, 3,600 square feet in New Mexico and 28,900 square feet in Mexico.

     Management believes that the properties leased by the Company and its subsidiaries are generally in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     On November 24, 1999, a purported class action securities complaint was filed against the Company and three of its officers and/or directors, William
B. Adams, Douglas M. Gloff and Mark D. Buckner by Edward Wissinger. The suit is allegedly brought by Mr. Wissinger on behalf of all purchasers of Eco Soil common stock during the period from April 13, 1999 (the date Eco Soil filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission) and November 3, 1999 (the date on which Eco Soil issued its quarterly earnings release for the three months ended September 30, 1999). The complaint alleges that defendants failed to sufficiently identify certain risks associated with the Company's agricultural business in Mexico, thereby artificially inflating the Company's stock price. The Company and the individual defendants believe the allegations are without merit and are defending the case vigorously. The Company and the individual defendants filed a motion to dismiss the complaint on December 28, 1999, which is scheduled to be heard April 24, 2000.

     From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material, adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock, $.005 par value per share, trades on The NASDAQ National Market under the symbol "ESSI." From January 16, 1997, the date of the Company's initial public offering, to December 3, 1997 the Company's Common Stock traded on the NASDAQ SmallCap Market under the symbol "ESSI". The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by the NASDAQ National Market for the period from January 1, 1998 to December 31, 1999.


                                                               HIGH       LOW
                                                            ---------------------
       1998
         1st Quarter ......................................  $  9.75    $ 5.00
         2nd Quarter.......................................   12.375     9.375
         3rd Quarter.......................................   11.625     5.375
         4th Quarter.......................................    9.00      4.125
       1999
         1st Quarter ......................................    8.688     5.75
         2nd Quarter.......................................    7.313     4.438
         3rd Quarter.......................................    8.063     5.25
         4th Quarter.......................................    6.625     2.906


     As of March 15, 2000 there were approximately 18,583,728 shares of Common Stock outstanding held by approximately 289 holders of record.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying dividends by the terms of loan agreements between the Company and their lenders. The Company intends to retain any earnings for use in the operation and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     In December 1999, the Company entered into Amendment No. 4 of the Note and Warrant Purchase Agreement, dated as of August 25, 1998, as amended, by and among the Company, Albion Alliance Mezzanine Fund, L.P. and Paribas Capital Funding LLC (the "Purchasers"). Amendment No. 4 amends various financial covenants and eliminates prepayment penalties. The Company issued an aggregate of402,208 shares of its common stock and amended warrants held by the Purchasers to increase the number of shares issuable upon the exercise of such warrants by an aggregate of 399,961 shares of common stock as consideration for the Purchasers' entering into Amendment No. 4.

      The issuance of the Company's common stock and warrants in connection with Amendment No. 4 was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), taking into account the representations of the Purchasers that they are accredited investors, that the Purchasers acquired the common stock and warrants of the Company for their own accounts and not with a view to any distribution thereof to the public and that the transaction was completed without any general solicitation or advertising.

ITEM 6  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report on Form 10-K.



                                                                             YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------------
                                                        1999            1998             1997            1996          1995
                                                 ------------------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues                                         $      123,532  $      82,371   $        37,525  $       12,116  $      3,757
Cost of revenues                                         96,925         59,564            25,995           7,705         2,246
                                                 ------------------------------------------------------------------------------
Gross profit                                             26,607          22,807           11,530           4,411         1,511
Operating expenses:
   Selling, general and administrative                   38,828          25,405           11,277           6,601         2,647
   Research and development                               1,065             584              269             475           413
   Amortization                                           1,155           1,108              580             464            25
   Special charges                                          -             3,875              -               -             -
                                                 ------------------------------------------------------------------------------
Loss from operations                                    (14,441)         (8,165)            (596)         (3,129)       (1,574)


Interest expense                                          4,288           2,494              579           1,069           264
Interest income                                            (323)           (654)             (97)             (5)           (2)
                                                 ------------------------------------------------------------------------------
Net loss                                         $      (18,406) $      (10,005) $        (1,078) $       (4,193) $     (1,836)
                                                 ==============================================================================

Net loss per share, basic and diluted            $        (1.05) $        (0.61) $         (0.10) $        (0.72) $      (0.35)

Shares used in calculating net loss
   per share, basic and diluted                          17,550          16,361           11,327           5,815         5,207

EBITDA                                                  (10,692)         (5,491)             803          (2,218)       (1,220)
EBITDA before special charges                           (10,692)         (1,616)             803          (2,218)       (1,220)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                        $        1,228  $        3,410  $         3,125  $          150  $          -
Working capital (deficit)                               (20,672)         18,420           15,408          (6,434)       (1,324)
Total assets                                             82,555          67,005           37,108          12,886         3,981
Long-term obligations, net of current portion             1,482          22,620            1,412           1,847           911
Total shareholders' equity                               16,027          28,543           29,780             (74)         (159)



     EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

     EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense. EBITDA before special charges is EBITDA excluding special charges, a substantial portion of which are non-cash in nature and all of which are expected to be infrequently occurring. While EBITDA should not be constructed as a substitute for income (loss) from operations, net income
(loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

EBITDA is calculated as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------


                                                  1999         1998          1997         1996         1995
                                              ------------------------------------------------------------------
       Net loss                               $  (18,406)   $ (10,005)     $ (1,078)    $ (4,193)      $(1836)
       Interest income                              (323)        (654)          (97)          (5)          (2)
       Interest expense                            4,288        2,494           579        1,069          264
       Depreciation                                2,594        1,566           819          447          329
       Amortization                                1,155        1,108           580          464           25
                                              ------------------------------------------------------------------

       EBITDA                                    (10,692)      (5,491)          803       (2,218)      (1,220)
       Special Charges                                --        3,875            --           --           --
                                              ------------------------------------------------------------------
       EBITDA before special charges          $  (10,692)   $  (1,616)     $    803     $ (2,218)     $(1,220)
                                              ==================================================================



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

     Through 1995 our principal activities were the development, marketing and sale of our proprietary BioJect systems and microbial products, primarily in the golf course maintenance market. In 1996, we began to rapidly expand our sales and marketing capabilities related to the BioJect system by hiring key personnel and acquiring regional distributors whose sales representatives had established relationships with potential BioJect customers in the golf course and turf maintenance markets. In May 1996, we acquired two turf maintenance products distributors located in New England and Illinois. In February 1997, we acquired substantially all of the assets of a turf maintenance products distributor located in Southern California. In March 1998, we acquired two additional turf maintenance products distributors located in Indiana and Michigan. The acquisition of these distributors significantly increased the volume of distributed products we are selling and led to increased penetration of the BioJect system within the golf industry. In December 1998, we consolidated these subsidiaries into our Turf Partners business segment. Also in December 1998, we signed a contract to exclusively market and distribute fertilizer products of The Scotts Company (the "Scotts Contract") to the golf course industry in 24 states. The Scotts Contract also provides us with similar non-exclusive distribution rights in five additional states. As a result, we hired 12 sales representatives formerly with Scotts, who will now be actively marketing both the Scotts products and all our other products in geographic areas previously served by independent distributors. We incurred substantial costs in December 1998 to cancel or buy out our agreements with many of those distributors.

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


YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

    REVENUES

     In 1999, our revenues were $123.5 million, an increase of 50.0% versus $82.4 million in 1998. The increase in revenues reflects an increase in both Turf Partners and Agricultural Supply segment revenues.

     In 1999, Turf Partners revenues were $97.1 million, an increase of 58.4% versus $61.4 million in 1998. The increase in Turf Partners revenues occurred in all three operating regions of the U.S. Proprietary sales for Turf Partners decreased to $5.8 million in 1999 from $7.2 million in 1998. The decrease in proprietary sales was due to a decrease in BioJect usage as a result of the following: (i) a reorganization in the fall of 1998 that impaired sales momentum, (ii) integration of our sales force assumed from the Scotts Company, (iii) new FreshPak programs challenged our sales force, while providing the customer with a cheaper alternative to the BioJect, (iv) the delay in approval of certain biocontrol products from the EPA, (v) customers believed their improved turf, resulting from several seasons of BioJect programs, could manage without a 1999 program and (vi) drought conditions in the Midwest and Northeast. Distributed product sales increased to $91.3 million in 1999 from $54.1 million in 1998. The increase in distributed revenue is due to the expansion of the Turf Partners business. During the second quarter of 1999, Turf Partners completed the integration of the sales force assumed from the Scotts Company in December 1998 and completed the stocking of several new warehouses and realignment of its distribution networks which extended market penetration to new geographic areas.

     In 1999, our Agricultural Supply revenues were $26.4 million, an increase of 25.3% versus $21.0 million in 1998. Agricultural Supply revenues were affected favorably by a full year of operations from the 1998 acquisitions of Agricultural Supply, Inc., Yuma Sprinkler & Pipe Supply and Riegomex S.A. de C.V. Proprietary sales in Mexico and the U.S. increased to $1.7 million in 1999 from $1.5 million in 1998. Distributed sales for the Agricultural Supply division increased to $24.7 million in 1999 from $19.6 million in 1998. The increase in proprietary and distributed revenues was due to the 1998 acquisitions mentioned above and opening of new warehouses which extended market penetration to new geographic areas.

     GROSS PROFIT

     In 1999, our gross profit was $26.6 million, an increase of 16.7% versus $22.8 million in 1998. The increase in gross profit was due to the increase in both Turf Partners and Agricultural Supply segment revenues. For 1999, our gross margin was 21.5% versus 27.7% for 1998. The decrease in gross margin was due to the mix of proprietary and distributed revenues in 1999. Proprietary sales, which carry higher gross margins than distributed sales, decreased while distributed sales increased in 1999.

     In 1999, the gross profit on Turf Partners revenues was $19.6 million, an increase of 17.3% versus $16.7 million in 1998. The increase in gross profit on Turf Partners sales is directly related to the increase in distributed revenue. In 1999, the gross margin on Turf Partners products was 20.1% versus 27.2% in 1998. The decrease in gross margin on Turf Partners sales was due to a decrease in proprietary sales, heavy seed discounting in the West and lower than expected fungicide sales in the East.

     In 1999, the gross profit on Agricultural Supply segment sales was $7.0 million, an increase of 14.8%, versus $6.1 million for 1998. The increase in gross profit on Agricultural Supply sales was directly related to the increase in revenue, as previously discussed. The gross margin on Agricultural Supply sales was 26.7%, versus 29.1% in 1998. The decrease in gross margin was due to the mix of proprietary and distributed products in 1999. Proprietary sales, which carry higher gross margins, than distributed sales, did not increase in the same proportion that distributed sales did in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For 1999, selling, general and administrative ("SG&A") expense was $38.8 million, an increase of 52.8% versus $25.4 million for 1998. SG&A expense as a percentage of revenues was 31.4% in 1999 compared to 30.8% in 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with the opening of additional warehouses, integration of the Scotts' sales force and expenses of the Company spent on marketing the Company's proprietary technology as well as advancing strategic relationships to benefit the Company's future.

     RESEARCH AND DEVELOPMENT EXPENSE

     In 1999, research and development expense was $1.1 million, an increase of 82.4%, versus $584,000 in 1998. The increase in research and development expense was due to ongoing analysis and testing of proprietary technology by Eco Soil.

     AMORTIZATION EXPENSE

     For 1999, amortization expense was $1.2 million, an increase of 4.2% versus $1.1 million for 1998. The increase in amortization expense is due to an increase in the Company's goodwill directly related to the previously discussed acquisitions, offset by a decrease in amortization expense related to goodwill write-off associated with the previous acquisitions of Turf Products, Inc. and Turfmakers, Inc. in December 1998.

     INTEREST EXPENSE

In 1999, interest expense was $4.3 million, an increase of 71.9% versus $2.5 million in 1998. The increase in interest expense reflects an increase in the amount of debt outstanding, amortization of debt issuance costs and the write-off of debt issuance of costs $48,000 related to the Company's credit facility with Imperial Bank retired in July 1999.

     NET LOSS

     For the year ended December 31, 1999, net loss was $18.4 million or $1.05 per share compared to a net loss of $10.0 million or $.61 per share for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     REVENUES

     In 1998, our revenues were $82.4 million, an increase of 119.5% versus $37.5 million in 1997. The increase in revenues reflects an increase in both Turf Partners and Agricultural Supply segment revenues.

     In 1998, Turf Partners revenues were $61.3 million, an increase of 65.9% versus $36.9 million in 1997. The increase in Turf Partners revenues occurred in all three operating regions of the U.S. as a result of (i) the acquisitions of two turf maintenance products distributors in the Midwest, (ii) the opening of two new warehouses in the West and (iii) increased sales from our existing distribution facilities in the East.

     In 1998, Agricultural Supply revenues were $21.0 million, compared to $550,000 in 1997. Agricultural Supply revenues primarily increased due to (i) the acquisitions of four distributors of micro-irrigation products in 1998 and
(ii) increased acreage under contract with our proprietary soil maintenance programs.

     GROSS PROFIT

     In 1998, our gross profit was $22.8 million, an increase of 97.8% versus $11.5 million in 1997. The increase in gross profit was due to the increase in both Turf Partners and Agricultural Supply segment revenues. For 1998, our gross margin was 27.7% versus 30.7% for 1997. The gross margin on distributed products is substantially lower than the gross margin on our proprietary products. In 1998, even though we experienced significant percentage growth in revenues from our proprietary products, we experienced substantially greater increases in total revenues from our distributed products. In 1998, the mix of distributed products sold also slightly negatively affected gross margin.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For 1998, selling, general and administrative ("SG&A") expense was $25.4 million, an increase of 125.3% versus $11.3 million for 1997. The increase in SG&A expense was primarily due to additional overhead costs associated with the previously discussed acquisitions, as well as expenses related to the buyout or cancellation of certain exclusive distribution agreements which were driven by the contract signed with Scotts as previously described. SG&A expense as a percentage of revenues was 30.8% in 1998 compared to 30.1% in 1997. We realized efficiencies in 1998 from the absorption of our administrative costs over a larger volume of revenues, but such efficiencies were offset by increased costs to support the rapid expansion of our business and costs related to the buyout or cancellation of distribution agreements as described previously. While we expect SG&A expense to continue to increase in 1999 as a result of expected increases in revenues; we expect SG&A expense to decrease slightly as a percentage of revenues, due to the efficiencies described previously.

     RESEARCH AND DEVELOPMENT EXPENSE

     In 1998, research and development expense was $584,000, compared to $269,000 in 1997. The increase in research and development expense was due to ongoing analysis and testing of potential products for the Agricultural Supply and Turf Partners markets.

     AMORTIZATION EXPENSE

     For 1998, amortization expense was $1.1 million, an increase of 91.0% versus $580,000 for 1997. The increase in amortization expense is due to an increase in goodwill directly related to our recent acquisitions

     SPECIAL CHARGES

     During the fourth quarter of 1998, we recorded special charges of $3.9 million described above. Details of the special charges (in thousands) through December 31, 1999 are as follows:

                                                                      CASH                            CASH
                                              CASH/      AMOUNT     EXPENDED         ACCRUED         EXPENDED           ACCRUED
                                              NON          OF       THROUGH        LIABILITIES AT     THROUGH       LIABILITIES AT
                                              CASH       CHARGE     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                       1998            1998            1999               1999
DESCRIPTION OF CHARGE:
-----------------------------------------------------------------------------------------------------------------------------------
REORGANIZATION OF OPERATING STRUCTURE:
     Severance of employees............       Cash      $  338     $   121          $     217       $     334        $     4
     Vacated lease facilities..........       Cash          55          --                 55               4             51
     Write-downs of assets removed            Non-
     from operations...................       cash          93          --                 --              --             --
     Professional fees.................       Cash          59           2                 57              47             12
     Other.............................       Cash          53          --                 53              51              2
                                                        ---------------------------------------------------------------------------
                                                           598         123                382             436             69

IMPAIRMENT LOSS ON CERTAIN ASSETS:
     Goodwill related to Turf                 Non-
     Products subsidiary...............       cash       1,487          --                 --              --             --
     Goodwill related to TurfMakers           Non-
     subsidiary........................       cash         919          --                 --              --             --
                                             -------------------------------------------------------------------------------
                                                         2,406                             --              --             --
                                             -------------------------------------------------------------------------------
EXIT OF ASPEN CONSULTING OPERATIONS:
     Severance of employees............       Cash         143          --                143             124             19
     Write-downs of assets removed            Non-
     from operations...................       cash         575          --                 --              --             --
     Vacated lease facilities..........       Cash          84          --                 84              63             21
     Other.............................       Cash          69          --                 69              47             22
                                             -------------------------------------------------------------------------------
                                                           871          --                296             234             62
                                             -------------------------------------------------------------------------------
TOTAL SPECIAL CHARGES..................                 $3,875     $   123          $     678       $     670        $   131
                                             ===============================================================================


     INTEREST EXPENSE

     In 1998, interest expense was $2.5 million, an increase of 330.7% versus $579,000 in 1997. The increase in interest expense reflects (i) an increase in the amount of debt outstanding, (ii) additional interest costs of $858,000 associated with the replacement of a prior bank credit facility from Provident Bank with a new facility from Imperial Bank and (iii) amortization of the issuance costs associated with senior subordinated notes we issued in August 1998 and bank credit facility we entered into in August 1998.

     NET LOSS

     For the year ended December 31, 1998, net loss was $10.0 million or $.61 per share compared to a net loss of $1.1 million or $.10 per share for the year ended December 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception from revenues from sales of our products, sales of our common stock, borrowing from our principal shareholders and other lenders and bank financing. Our operating and investing activities used cash of $16.7 million during the year ended December 31, 1999.

     On June 30, 1999, our Turf Partners subsidiary entered into a credit agreement with Coast Business Credit (the "Coast Working Capital Facility"). The Coast Working Capital Facility is a $25 million; three-year credit facility based upon Turf Partners' eligible inventory and receivables and has an interest rate of prime rate plus 1.00%. On July 2, 1999 the Company drew down on the facility and paid all amounts due under and terminated a line of credit with Imperial Bank. As of December 31, 1999, Turf Partners had fully utilized the availability under the Coast Working Capital Facility based on its eligible inventory and receivables.

     On June 30, 1999 The Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million; three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. As of December 31, 1999, Agricultural Supply had fully utilized the availability under the FNB Working Capital Facility based on its eligible inventory and receivables.

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

     The Company's Senior Subordinated Notes (the "Notes"), the Coast Term Loan and the respective working capital facilities contain certain restrictions and limitations on the Company's operations including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Notes, the Coast Term Loan and the respective working capital facilities also contain certain covenants which require the company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of December 31, 1999, the company was not in compliance with certain of these covenants. First National Bank has provided a waiver of such covenants through March 31, 2000. Also, Coast Business Credit and the lenders for the Notes have provided waivers of such covenants through July 31, 2000. Management expects to be in compliance with covenants on the Coast Term Loan and respective working capital facilities after the waivers expire through December 31, 2000. However, there can be no assurance that the Company will remain in compliance and therefore, the Company has classified the debt associated with the Notes as current in the accompanying balance sheet.

     The Company has entered into a definitive agreement to sell substantially all of the assets of its Turf Partners subsidiary to the J.R. Simplot Company for a purchase price equal to six times Turf Partners 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) from sales of distributed products, subject to certain adjustments. Simplot also will assume liabilities associated with existing vendor payables, contracts and leases. These liabilities include external debt of approximately $17 million to be assumed at closing.

     The transaction is expected to close during July 2000, subject to certain customary closing conditions, including the approval of Eco Soil shareholders, the receipt of various third party consents and the expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act. At the closing, Simplot will make a down payment of $20 million, subject to an adjustment of up to $5 million if: (a) Turf Partners' net tangible assets at June 30, 2000 are more or less than $3 million, (b) if Turf Partners has not generated at least 75% of the EBITDA it has projected for the first six months of 2000 or (c) if Turf Partners fails to satisfy other balance sheet tests. The down payment also will be reduced by the amount, if any, by which the amount outstanding on the Coast Loan exceeds $17 million.

     Simplot will pay the balance of the purchase price in March 2001 based on an audited balance sheet as of June 30, 2000 and statements of operations for the year ended December 31, 2000. The final purchase price will be subject to adjustment based on the same balance sheet factors that apply in July 2000 and will be reduced by the amount equal to the average amount outstanding under the Coast Loan during 2000.

     We have entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot, under which Simplot will loan us $3 million, subject to certain closing conditions, to provide working capital to Turf Partners pending the closing of the asset sale.

     The Company intends to finance its future operations and growth through a combination of product revenues, borrowings available under lines of credit and public or private debt or equity financing. In the event that the sale of Turf Partners assets to Simplot is not consummated, Eco Soil will need to obtain additional financing to repay the term loan from Simplot and other outstanding long-term debt and to finance continuing operating losses. In such event, there can be no assurance that Eco Soil will be successful in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. See Note 1 to the Consolidated Financial Statements.

     YEAR 2000

     In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. During the fourth quarter of 1999, we completed the upgrading of our existing computer software and information technology ("IT") systems. In addition, we completed the testing of our utility systems (heat, light, telephones, etc.) and other non-IT systems. Through February 2000, we have experienced no significant disruptions in critical IT and non-IT systems and believe those systems responded to the Year 2000 date change. The Company expensed a minimal amount of funds in connection with testing and remediating of our systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor our IT and non-IT systems and those of our suppliers and vendors throughout Year 2000.

     If significant yet to be identified Year 2000 issues arise, we may experience significant problems that could have a material adverse affect on our financial condition and results of operations. Litigation regarding Year 2000 issues is possible. It is uncertain whether, or to what extent, we may be affected by such litigation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's foreign sales are principally to Mexico. All foreign transactions are denominated in U.S. dollars; therefore, the Company's exposure to foreign currency fluctuations is minimal.

     The Company is exposed to changes in interest rates from its 14% senior subordinated notes, which are due in full in 2003. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the notes by approximately $412,000 as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Please see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

     As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

     Material in Proxy Statement for 2000 Annual Meeting that is incorporated herein by reference:


 ITEM NO.                          ITEM CAPTION                                   PROXY STATEMENT CAPTION
 --------                          ------------                                   -----------------------
   10.       Directors and Executive Officers of the registrant.         "Directors and Executive Officers"
   11.       Executive Compensation                                      "Executive Compensation"
   12.       Security Ownership of Certain Beneficial Owners and         "Security and Management Ownership
             Management
   13.       Certain Relationships and Related Transactions              "Certain Transactions"


ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1.   Financial Statements:
         (See "Index to Consolidated Financial Statements" at page F-1)

    2.   Financial Statement Schedules:
         Schedule II - Valuation and Qualifying Accounts

    3.   Exhibits:
         The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

                                  EXHIBIT INDEX


    EXHIBIT NO.                                    DESCRIPTION
    -----------                                    -----------
      3.1(4)        Amended and Restated Articles of Incorporation
      3.2(5)        Articles of Correction to Amended and Restated Articles of
                    Incorporation
      3.3(6)        Articles of Amendment to Amended and Restated Articles of
                    Incorporation
      3.4(4)        Bylaws, as amended
      4.1(2)        Form of the Common Stock Certificate
     10.1(3)        1992 Stock Option Plan
     10.2(3)        1996 Directors' Stock Option Plan
     10.3(3)        Employment Agreement, dated May 21, 1991, as amended,
                    November 7, 1996 between the Company and William B. Adams
     10.4(2)        Distribution Agreement, dated August 2, 1996, between the
                    Company and Abbott Laboratories, Chemical and Agricultural
                    Products Division
     10.5(7)        1998 Stock Option Plan
     10.6(8)        Note and Warrant Purchase Agreement dated as of August 25,
                    1998.
     10.7(8)        12.00% Senior Subordinated Note Due August 25, 2003.
     10.8(10)       First Amendment to Note and Warrant Purchase Agreement
                    effective as of December 7, 1998.
     10.9(11)       Amendment No. 2 to Note and Warrant Purchase Agreement
                    dated as of June 30, 1999 among the Company, Albion Alliance
                    Mezzanine Fund, L.P. and Paribas Capital Funding LLC
                    (including form of amended promissory note).
     10.10(11)      Amended and Restated Guaranty Agreement dated as of June
                    30, 1999 made by Agricultural Supply, Inc., Aspen Consulting
                    Companies, Inc., Mitigation Services, Inc., Turf Partners,
                    Inc. and Yuma Acquisition Sub, Inc.
     10.11(11)      Loan and Security Agreement dated as of June 30, 1999 by and between Turf Partners, Inc. and Coast Business Credit.
     10.12(11)      Loan Agreement dated as of June 30, 1999 between
                    Agricultural Supply, Inc., Sistemas y Equipos Agricolas, S.A.
                    de C.V. and Agricultural Supply de Mexico, S.A. de C.V.
                    and First National Bank.
     10.13(11)      Promissory Note made June 30, 1999 by Agricultural
                    Supply, Inc. in favor of First National Bank.
     10.14(11)      Term Loan and Security Agreement dated as of July 30, 1999 by and between Eco Soil Systems, Inc. and Coast Business
                    Credit.
     10.15(12)      Convertible Debentures and Warrant Purchase Agreement, dated as of January 17, 2000, by and among Eco Soil Systems, Inc.,
                    Agricultural Supply, Inc., Turf Partners, Inc., Sistemas Y
                    Equipos Agricolas, S.A. de C.V., Agricultural Supply de
                    Mexico, S.A. de C.V. and the investors signatory thereto.
     10.16(12)      7% Senior Secured Convertible Debentures, dated as of
                    January 24, 2000, in favor of the investors listed on
                    Schedule 1 attached thereto.
     10.17(12)      Stock Purchase Warrant, dated as of January 24, 2000, issued to the investors listed on Schedule 1 attached thereto.
     10.18(12)      Registration Rights Agreement, dated as of January 17, 2000, between Eco Soil Systems, Inc. and the investors signatory thereto.
     10.19(12)      Security Agreement dated as of January 17, 2000, by and among
                    Eco Soil Systems, Inc., Agricultural Supply, Inc., Turf
                    Partners, Inc., Sistemas Y Equipos Agricolas, S.A. de C.V.,
                    Agricultural Supply de Mexico, S.A. de C.V. and BH Capital
                    Investments, L.P., for itself and in trust, as agent for
                    Excalibur Limited Partnership, Gundyco in trust for RSP
                    550-98866-19 and MB Capital Partners.
     10.20(12)      Amendment No. 3 to Note and Warrant Purchase Agreement,
                    dated as of November 12, 1999 among the Company. Albion
                    Alliance Mezzanine Fund, L.P. and Paribas Capital Funding
                    LLC.
     10.21(12)      Amendment No. 4 to Note and Warrant Purchase Agreement,
                    dated as of December 21, 1999 among the Company, Albion
                    Alliance Mezzanine Fund, L.P. and Paribas Capital Funding
                    LLC.
     10.22(12)      Amendment No. 5 to Note and Warrant Purchase Agreement,
                    dated as of January 21, 2000 among the Company, Albion
                    Alliance Mezzanine Fund, L.P. and Paribas Capital Funding
                    LLC.
      10.23(12)     Amended and Restated Common Stock Purchase Warrant expiring
                    August 25, 2005 in favor of Albion Alliance Mezzanine Fund
                    L.P.
      10.24(12)     Amended and Restated Common Stock Purchase Warrant expiring
                    August 25, 2005 in favor of Paribas Capital Funding LLC.
      10.25(13)     The Amended and Restated 1998 Stock Option Plan of Eco Soil
                    Systems, Inc.
      10.26(14)     The 1999 Equity Participation Plan of Eco Soil Systems, Inc.
      10.27(15)     The 1999 New Hire Stock Option Plan of Eco Soil Systems,
                    Inc.
      10.28(1)      Amended and Restated Asset Purchase Agreement dated as of
                    April 5, 2000 by and among the Company, Turf Partners, Inc.
                    and the J.R. Simplot Company.
      21.1(1)       List of Subsidiaries
      23.1(1)       Consent of Ernst & Young LLP, Independent Auditors
      27.1(1)       Financial Data Schedule


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

(9) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on December 30, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-21975) filed with the Commission on May 17, 1999.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-21975) filed with the Commission on August 16, 1999.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed January 26,2000

(13) Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission on April 30, 1999.

(14) Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission on April 30, 1999.

(15) Incorporated by reference to the Company's Registration Statement on From S-8 filed with the Commission on February 10, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2000.


                                   ECO SOIL SYSTEMS, INC.


                                   By: /s/ William B. Adams
                                      -----------------------------------------
                                                 William B. Adams
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

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


                      SIGNATURE                                           TITLE                               DATE
                      ---------                                           -----                               ----


              /s/ William B. Adams                 Chairman of the Board and Chief Executive Officer      April 13, 2000
      ------------------------------------------   (Principal executive officer)
                  William B. Adams


              /s/ Dennis N. Sentz                  Chief Financial Officer                                April 13, 2000
      ------------------------------------------   (Principal financial officer and
                  Dennis N. Sentz                  Principal accounting officer)


               /s/ Douglas M. Gloff                                                                       April 13, 2000
      ------------------------------------------   Director
                   Douglas M. Gloff



           /s/ Fridolin E. Fackelmayer             Director                                               April 13, 2000
      ------------------------------------------
               Fridolin E. Fackelmayer


           /s/ Robert W. O'Leary                   Director                                               April 13, 2000
      ------------------------------------------
               Robert W. O'Leary


                                                   Director                                               April 13, 2000
      ------------------------------------------
                   S. Bart Osborn


              /s/ William S. Potter                Director                                               April 13, 2000
      ------------------------------------------
                  William S. Potter


                                                   Director                                               April 13, 2000
      ------------------------------------------
                   Edward N. Steel


                             ECO SOIL SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Report of Ernst & Young LLP, Independent Auditors.................................................... F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998......................................... F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997........... F-4
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997................................................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........... F-6
Notes to Consolidated Financial Statements........................................................... F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Eco Soil Systems, Inc.

    We have audited the accompanying consolidated balance sheets of Eco Soil Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 a. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco Soil Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Eco Soil Systems, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has obtained waivers from its Senior Subordinated Note Holders through July 31, 2000. Additional waivers may need to be obtained from the Senior Subordinated Note Holders subsequent to July 31, 2000 for the debt not to be considered in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


San Diego, California
March 3, 2000,
   except for the last five paragraphs of Note 11, as to which the date is April 12, 2000.

                             ECO SOIL SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                                                                                    December 31,
                                                                                               ----------------------
                                                                                                  1999       1998
                                                                                               ----------- ----------
     Current Assets:
          Cash and cash equivalents..................................................            $ 1,228    $  3,410
          Accounts receivable, net of allowance for doubtful accounts of $2,204
               and $1,261 at December 31, 1999 and 1998, respectively................             21,675      13,523
          Finished goods inventory...................................................             16,360      10,475
          Prepaid expenses and other current assets..................................              4,588       6,288
                                                                                                ---------   ---------
     Total current assets............................................................             43,851      33,696
     Equipment under construction....................................................              5,041       4,731
     Property and equipment, net.....................................................             14,450      11,652
     Intangible assets, net..........................................................             14,374      14,571

     Other assets....................................................................              4,839       2,355
                                                                                                ---------   ---------
     Total assets....................................................................           $ 82,555    $ 67,005
                                                                                                ===========  =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:

          Accounts payable...........................................................           $ 24,438     $ 8,037
          Accrued expenses...........................................................              5,809       7,061
          Current portion of long-term obligations...................................             34,276         178
                                                                                                ---------   ---------

     Total current liabilities.......................................................             64,523      15,276
     Long-term obligations, net of current portion...................................              1,482      22,620
     Deferred gain on sale/leaseback of building.....................................                523         566
     Commitments
     Shareholders' equity:
          Preferred stock
          $.005 par value; 5,000,000 shares authorized; none issued and outstanding..                 --          --
          Common stock
          $.005 par value; 50,000,000 shares authorized at December 31, 1999 and 1998;
          18,349,965 and 17,064,576 shares issued and outstanding at December 31, 1999
          and 1998, respectively.....................................................                 92          85
          Additional paid-in capital.................................................             55,578      51,485
          Warrants...................................................................              2,733         958
          Notes receivable from shareholders.........................................                 --         (15)
          Accumulated deficit........................................................            (42,376)    (23,970)
                                                                                                ---------   ---------
     Total shareholders' equity......................................................             16,027      28,543
                                                                                                ---------   ---------
     Total liabilities and shareholders' equity......................................           $ 82,555    $ 67,005
                                                                                                =========   =========

     See accompanying notes

                             ECO SOIL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          1999            1998            1997
                                                                      --------------  -------------   -------------

       Revenues:
            Turf Partners........................................       $ 97,169         $ 61,336        $ 36,975
            Agricultural Supply..................................         26,363           21,035             550
                                                                        --------         --------        --------
                Total revenues...................................        123,532           82,371          37,525
       Cost of revenues:
            Turf Partners........................................         77,599           44,657          25,944
            Agricultural Supply..................................         19,326           14,907              51
                                                                        --------         --------        --------
                Total cost of revenues...........................         96,925           59,564          25,995

       Gross profit                                                       26,607           22,807          11,530

       Operating expenses:
            Selling, general and administrative..................         38,828           25,405          11,277
            Research and development.............................          1,065              584             269
            Amortization of intangibles..........................          1,155            1,108             580
            Special charges......................................             --            3,875              --
                                                                        --------         --------        --------
       Loss from operations.....................................         (14,441)          (8,165)           (596)
       Interest expense.........................................           4,288            2,494             579
       Interest income..........................................            (323)            (654)            (97)
                                                                        --------         --------        --------
       Net loss.................................................        $(18,406)        $(10,005)       $ (1,078)
                                                                        =========        ========        ========
       Net loss per share, basic and diluted....................        $  (1.05)        $  (0.61)       $  (0.10)
                                                                        =========        ========        ========
       Shares used in calculating net loss per share, basic and
       diluted..................................................          17,550           16,361          11,327
                                                                        =========        ========        ========

       See accompanying notes

                             ECO SOIL SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                             NOTE
                                               COMMON STOCK      ADDITIONAL               RECEIVABLE
                                          -----------------------  PAID-IN                   FROM        ACCUMULATED
                                            SHARES     AMOUNT      CAPITAL   WARRANTS    SHAREHOLDERS      DEFICIT       TOTAL
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1996..........     6,606,590    $ 33       $12,730    $  242         $(192)        $(12,887)    $   (74)
  Issuance of common stock in IPO, net
  of issuance costs of $2,145.........     3,795,000      19        13,491        --            --               --      13,510
  Issuance of common stock follow-on
  offering, net of issuance costs of
  $1,756..............................     3,244,167      17        14,345        --            --               --      14,362
  Issuance of common stock in
  connection with acquisitions........        25,000      --           109        --            --               --         109
Exercise of stock options and
  warrants............................     1,058,036       5         1,081        --           (90)              --         996
Conversion of debt....................       592,130       3         1,952        --            --               --       1,955
Net loss..............................            --      --            --        --            --           (1,078)     (1,078)
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1997..........    15,320,923      77        43,708       242          (282)         (13,965)     29,780
  Issuance of common stock in
  connection with acquisitions........       531,880       2         3,656        --            --               --       3,658
  Shares issued in connection with
  earn-out provisions of acquisitions.       196,563       1         1,612        --            --               --       1,613
  Warrants issued in connection with
  debt................................            --      --            --       788            --               --         788
  Repayment on notes receivable from
  shareholders........................            --      --            --        --           267               --         267
  Exercise of stock options and
    warrants..........................     1,015,210       5         2,509       (72)           --               --       2,442
  Net loss............................            --      --            --        --            --          (10,005)    (10,005)
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1998..........    17,064,576      85        51,485       958           (15)         (23,970)     28,543
  Issuance of common stock in
  connection with acquisitions........        91,548       1           747        --            --               --         748
  Shares issued in connection
    with debt.........................       402,208       2         1,273        --            --               --       1,275
  Warrants issued in connection with
    debt..............................            --      --            --     1,572            --               --       1,572
  Warrants issued for services
    provided..........................            --      --            74       206            --               --         280
  Repayment on notes receivable from
  shareholders........................            --      --            --        --            15               --          15
  Exercise of stock options
    and warrants......................       791,633       4         1,999        (3)           --               --       2,000
  Net loss............................            --      --            --        --            --          (18,406)    (18,406)
                                          -------------------------------------------------------------------------------------
Balance at December 31, 1999              18,349,965    $ 92       $55,578     $2,733        $   --        $(42,376)   $ 16,027
                                          =====================================================================================

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                      1999               1998               1997
                                                               -----------------------------------------------------
      OPERATING ACTIVITIES
      Net loss.............................................        $(18,406)           $(10,005)          $(1,078)
      Adjustments to reconcile net cash used in operating
      activities:
        Depreciation and amortization......................           3,749               2,674             1,399
        Amortization of debt issuance costs and discount
         on long-term debt.................................             531                 238                70
        Provision for losses on accounts receivable.......            1,868               1,521                12
        Write-off of deferred debt issuance costs.........               --                 858                --
        Special charges, non-cash portion.................               --               3,752                --
        Deferred rent.....................................              (43)                566                --
        Loss on sale of property and equipment............              103                  69                --
        Issuance of stock options/warrants for services...              280                  --                --
      Changes in operating assets and liabilities, net of
      effect of acquired  businesses:
        Accounts receivable................................         (10,020)              1,864            (8,102)
        Inventories........................................          (6,350)             (2,803)           (2,432)
        Prepaid expenses and other assets..................           1,141              (4,475)                3
        Accounts payable...................................          16,502              (2,925)             (242)
        Accrued expenses...................................          (1,249)                 51             1,409
                                                               ------------------------------------------------------
      Net cash used in operating activities................         (11,894)             (8,615)           (8,961)

      INVESTING ACTIVITIES
      Payments for acquired patents and licenses...........            (303)               (644)             (129)
      Payments related to acquired businesses,
        net of cash acquired...............................              --              (3,175)           (1,408)
      Purchase of long-term investments....................              --                (100)               --
      Proceeds from the sale of property and equipment.....             136                 383             1,325
      Equipment under construction.........................            (153)             (1,751)             (799)
      Purchase of property and equipment...................          (4,492)             (4,282)           (8,008)
      Purchase of short-term investments...................              --                  --            (3,000)
      Sale of short-term investments.......................              --               3,000                --
                                                               ------------------------------------------------------
      Net cash used in investing activities................          (4,812)             (6,569)          (12,019)

      FINANCING ACTIVITIES
      Advances (to) from shareholders......................              15                 267              (355)
      Proceeds from subordinated debt......................              --              15,000                --
      Proceeds from long-term obligations..................           4,313              31,115             8,221
      Repayments of long-term obligations..................         (10,423)            (31,588)          (12,757)
      Proceeds from short-term obligations.................          80,280                  --                --
      Repayments of short-term obligations.................         (61,304)                 --                --
      Payments on capital lease obligations................              --                  --               (22)
      Net proceeds from issuance of common stock...........           2,000               2,442            28,868
      Debt issuance costs..................................            (357)             (1,767)               --
                                                               ------------------------------------------------------
      Net cash provided by financing activities............          14,524              15,469            23,955
                                                               ------------------------------------------------------
      Net (decrease) increase in cash and cash
        equivalents........................................          (2,182)                285             2,975
      Cash and cash equivalents at beginning of year.......           3,410               3,125               150
                                                               ------------------------------------------------------
      Cash and cash equivalents at end of year.............         $ 1,228            $  3,410          $  3,125
                                                               ======================================================
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Interest paid......................................         $ 3,430            $  1,150          $    708
                                                               ======================================================
      NON-CASH FINANCING ACTIVITIES
      Common stock issued upon conversion of debt and
          shareholder allowances..........................          $    --            $     --          $  1,955
                                                               ======================================================

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

     BASIS OF PRESENTATION

     The consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring operating losses, working capital deficiency and violation of debt covenants have caused substantial doubt regarding the Company's ability to continue as a going concern. However, on April 5, 2000, the Company entered into a Definitive Agreement with J.R. Simplot Company ("Simplot") for a purchase of the Turf Partners subsidiary (see Note 11). At the closing, Simplot will make a down payment of $20 million, subject to an adjustment of up to $5 million if:
(a) Turf Partners' net tangible assets at June 30, 2000 are more or less than $3 million, (b) if Turf Partners has not generated at least 75% of the EBITDA it has projected for the first six months of 2000 or (c) if Turf Partners fails to satisfy other balance sheet tests. The down payment also will be reduced by the amount, if any, by which the amount outstanding on the Coast Loan exceeds $17 million. Simplot will pay the balance of the purchase price in March 2001 based on an audited balance sheet as of June 30, 2000 and statements of operations for the year ended December 31, 2000. The final purchase price will be subject to adjustment based on the same balance sheet factors that apply in July 2000 and will be reduced by the an amount equal to the average amount outstanding under the Coast Loan during 2000. A portion of the proceeds will be utilized to retire debt. Management anticipates that the Company's proprietary product line will substantially benefit from the transaction because the Company expects that these products will be sold through Simplot's turf and agricultural markets. We have entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot, under which Simplot will loan the Company $3 million, subject to certain closing conditions. Furthermore, the Company has obtained waivers for the violation of the debt convenants that are valid until after the time in which the Simplot transaction is expected to close. Management believes the Simplot transaction will close prior to the expiration of the debt covenant waivers.

     Management believes that the above-mentioned actions will allow the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recovered asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

CONCENTRATION OF CREDIT RISK

    No individual customer accounted for more than 10% of revenues in 1999, 1998 and 1997, and the Company is not economically dependent upon any one customer. The Company's Turf Partners segment serves a wide variety of customers, primarily golf courses, who are geographically dispersed across the Northeast, Midwest and Southwest regions of the United States. The Company's Agricultural Supply segment serves a wide variety of customers, primarily growers, who are concentrated principally in Mexico and, to a lesser extent, the southwestern United States. The Company's Agricultural Supply segment has approximately $13 million of net assets located throughout various regions of Mexico. Also, the Company is not economically dependent upon any one supplier.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and long-term debt are carried at cost, which management believes approximates the fair value.

                             ECO SOIL SYSTEMS, INC.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

    Inventories consist principally of non-proprietary chemical, fertilizer and other turf maintenance products, golf course supplies and irrigation and other agricultural supplies. Such products are purchased from the manufacturers and are carried at the lower of cost (first-in, first-out method) or market.

EQUIPMENT UNDER CONSTRUCTION

    Equipment under construction is related to the manufacture of new BioJects. The BioJects are constructed by independent third parties. The Company performs final assembly and quality testing and the completed units are transferred to property and equipment when placed into service.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated service lives of the assets, generally ranging from 3 to 5 years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the assets or the lease term, and such amortization is included in depreciation in the accompanying financial statements.

    Equipment placed in service consists principally of BioJect equipment stated at cost. Depreciation is provided using the straight-line method over seven years, the estimated service life of the equipment.

INTANGIBLE ASSETS

    Intangible assets consist primarily of the excess of the purchase price over the fair value of the assets acquired ("goodwill") related to the Company's various acquisitions (see Note 2). Such intangible assets are generally being amortized over a period of 15 years.

    Certain of the Company's acquisitions involve earn-out payments which could be payable to the former shareholders of the acquired businesses based on the post-acquisition performance of the acquired businesses. The Company evaluates such obligations in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." To date, all such contingent consideration has been treated as additional purchase price due to various factors including, but not limited to, the following: (i) the contingent consideration in certain cases is payable to selling shareholders who were not employees of such businesses and are not ongoing employees of the Company, (ii) the contingent consideration is payable without regard to continuing employment of the selling shareholders or
(iii) the compensation arrangements for selling shareholders who became employees of the Company are at a reasonable level in comparison to that of similar employees.

    The earn-out payments are based on annual (calendar year) results. The Company determines its obligations at the conclusion of the annual period. Amounts payable in cash are included in accrued expenses. Amounts payable in stock are included in shareholders' equity.

                             ECO SOIL SYSTEMS, INC.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    In the fourth quarter of 1998, the Company identified indicators that goodwill related to two acquisitions made in prior years was impaired. The indicators consisted of the resignation or termination of key management or sales personnel of such businesses, greater than expected attrition in the acquired customer bases, closure or relocation of the acquired distribution facilities and other factors. The Company estimated it will not likely realize positive future cash flows from these acquired businesses and, therefore, recorded a write-off of the goodwill related to such acquisitions (see Note 9).

DEFERRED DEBT ISSUANCE COSTS

    Included in other non-current assets are deferred debt issuance costs of $1.5 million related to the Company's issuance of Senior Subordinated Notes in August 1998 (see Note 4.)

    In November 1998, the Company terminated the line of credit entered into on August 1998 and entered into a new line of credit. Deferred debt issuance costs related to the terminated line of credit; totaling $858,000, were expensed at that time.

    During 1999, the Company capitalized approximately $2.9 million of debt issuance costs related to the restructuring of the Senior Subordinated Notes and the Company's obtaining a term loan (see Note 4) from Coast Business Credit.

    The amortization of deferred debt issuance costs is included in interest expense.

DEFERRED RENT

    Deferred rent consists of the gain on the sale/leaseback of the Company's principal facility in San Diego, California (see Note 7), which is being amortized against rent expense on the straight-line basis over the initial term of the leaseback.

REVENUE RECOGNITION

    Proprietary sales revenue in the Turf Partners segment is derived from the rental of equipment, principally BioJects, the sale of microbial products used in such equipment and servicing of the equipment. Distributed sales revenue in the Turf Partners segment is derived primarily from sales of purchased products, and generally is concentrated more heavily in the second and third quarters of the year. Revenue from the rental of equipment is recognized monthly in accordance with the terms of the rental agreement, and revenue from the sale of proprietary microbial products and distributed products is recognized upon shipment.

    Distributed sales revenue in the Agricultural Supply segment is derived primarily from sales of purchased products, has historically not been very seasonal and is recognized upon shipment. Proprietary sales revenue in the Agricultural Supply segment is derived from service contracts with growers. The portion of the revenue which is specifically allocated within the contract to installation of the Company's equipment and other up-front costs is recognized as such installation is completed and costs are incurred, and generally approximates the amount of such costs. The remainder of the contract revenue is recognized on a straight-line basis over the growing season, which is the period of service. The Company eventually intends to rotate its proprietary equipment among a variety of customers and crops in various areas of Mexico and the Southwestern

                             ECO SOIL SYSTEMS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

United States to substantially eliminate seasonality, but the Company has only recently begun this business, and there can be no assurance it will be successful at eliminating seasonality. The Company generally does not allow for sales returns, and returns have historically been minimal.

    The Company's export sales totaled $16,283,000, $13,156,000 and $4,842,000 for the years ended December 31, 1999, 1998 and 1997 respectively. Such sales were principally to customers in Mexico. All foreign transactions are denominated in U.S. dollars.

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

STOCK-BASED COMPENSATION

    As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to consultants and other non-employees are valued in accordance with SFAS 123 and EITF 96-18, and are expensed over the service period.

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

GOVERNMENT REGULATIONS

    Substantially all of the Company's facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the operations, financial condition, capital expenditures or competitive position of the Company; however, there can be no assurance that compliance with such regulations would not have a material effect upon the Company's future results of operations or financial condition.

                             ECO SOIL SYSTEMS, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Management believes that its current practices and procedures for the control and disposition of such materials comply with applicable federal and state requirements.

RECLASSIFICATIONS

    Certain prior-year amounts have been reclassified to conform to current-year classifications.

2.  ACQUISITIONS

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

    In March 1998, the Company acquired all the outstanding stock of Cannon Turf Supply, Inc. ("CTS"), a turf maintenance products distributor located near Indianapolis, Indiana, for $1,312,569 cash and 239,929 shares of the Company's common stock valued at $5.47 per share. The Company also agreed to make certain earn-out payments to the former shareholders of CTS, based on CTS' EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $980,000, which was paid with $448,000 in cash and 61,108 shares of the Company's common stock. There was no earn-out value in 1999. The excess of purchase price over the net tangible assets acquired totaled $4,293,000, including the 1998 earn-out payment and also including approximately $282,000 for legal and other costs incurred associated with the acquisition.

    In March 1998, the Company acquired all the outstanding stock of Benham Chemical Corporation ("BC"), a turf maintenance products distributor located near Detroit, Michigan, for $802,440 cash.

    In April 1998, the Company acquired all the outstanding stock of Agricultural Supply, Inc. ("AS"), a distributor of agricultural micro-irrigation and soil maintenance products located in Escondido, California, for $336,000 cash and 225,284 shares of the Company's common stock valued at $8.19 per share. The Company also agreed to make certain earn-out payments to the former shareholders of AS based on AS' EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $680,000, which was paid with 78,071 shares of the Company's common stock. There was no earn-out value in 1999. The excess of purchase price over the net tangible assets acquired totaled $2,462,000, including the 1998 earn-out payment and also including approximately $282,000 for legal and other costs incurred associated with the transaction.

    In June 1998, the Company acquired all the outstanding stock of Yuma Sprinkler & Pipe Supply ("YSP"), a distributor of agricultural irrigation and soil maintenance products located in Yuma, Arizona, for $280,000 cash and 66,667 shares of the Company's common stock valued at $7.50 per share. The Company also agreed to make certain earn-out payments to the former shareholders of YSP based on YSP's EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $400,000, which was paid with 45,908 shares of the Company's common stock. There was no earn-out value in 1999. The excess of purchase price over the net tangible assets acquired totaled $1,094,000, including the 1998 earn-out payment and also including approximately $92,000 for legal and other costs incurred associated with the transaction.

                             ECO SOIL SYSTEMS, INC.

2.  ACQUISITIONS (CONTINUED)

     In June 1998, the Company acquired all the outstanding stock of Riegomex S.A. de C.V. ("RM") for $45,943 cash.

    In June 1998, the Company acquired the remaining fifty percent interest of Agricultural Supply de Mexico ("ASM") which AS had not already owned for $200,000 cash, and agreed to pay an additional $1,100,000 in cash or stock, at the option of the selling shareholders, over the next five years.

    On September 2, 1999, the Company issued 91,548 shares of the Company's common stock to Agrium Inc. ("AG") pursuant to a Purchase Agreement dated as of July 29, 1999 ("Agrium Asset Purchase Agreement"). Pursuant to the Agrium Asset Purchase Agreement, the Company issued to AG 91,548 shares of the Company's common stock valued at $7.10 per share and $350,000 in cash in exchange for certain assets of AG. These assets consist of research equipment and the rights and technology to certain product lines.

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

    Each of the acquisitions was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market at the date of the acquisitions, as follows (in thousands):

                                       TMI        CTS        BC         AS        ASM        YSP         RM         AG
                                   --------------------------------------------------------------------------------------
ASSETS ACQUIRED:
  Cash............................ $   --     $   --      $   12     $  340      $   35     $   98      $ 97       $   --
  Accounts receivable ............     --      1,863       1,785      2,840       1,260        350        --           --
  Inventories.....................    287      1,606       1,021      1,271         351        569        --           --
  Prepaids and other assets.......     --        363          80        621        (495)        40         1          800
  Property and equipment..........     40        375         255        621         623        371        55          200
Excess of purchase price over
  net tangible assets.............  1,053      4,293       1,328      3,242         893      1,094       645           --
                                   ---------------------------------------------------------------------------------------
TOTAL ASSETS ACQUIRED.............  1,380      8,500       4,481      8,935       2,667      2,522       798        1,000
LIABILITIES ASSUMED:
  Accounts payable................     --      2,726       1,459      2,516       1,081        690         4           --
  Accrued expenses................     --        154       1,232        201         252        117       706           --
  Notes payable...................     --      1,733         924      2,293          26        443        --           --
                                   ---------------------------------------------------------------------------------------
TOTAL LIABILITIES ASSUMED.........     --      4,613       3,615      5,010       1,359      1,250       710           --
                                   ========== ============================================================================
NET ASSETS ACQUIRED............... $1,380     $3,887      $  866     $3,925      $1,308     $1,272      $ 88       $1,000
                                   ========== ============================================================================

    The following unaudited pro forma results as of December 31, 1998 assume the CTS, BC, AS, ASM, YSP and RM acquisitions occurred on January 1, 1998. The results of operations of TMI prior to its acquisition by the Company were not material, and are not included in the following unaudited pro forma results. The pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses.

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                         --------------
                                                            1998
                                                       ---------------
Net sales (in thousands)..............................    $ 95,397
Net loss (in thousands)...............................     (11,553)
Net loss per share....................................        (.69)

                             ECO SOIL SYSTEMS, INC.

2.  ACQUISITIONS (CONTINUED)

    The unaudited pro forma results above give effect to pro forma adjustments related to the amortization of the excess of the purchase price over the fair value of the assets acquired, the increase in interest expense to reflect the notes payable issued to effect the acquisitions and related income tax adjustments. This pro forma information is not necessarily indicative of the actual results that would have been achieved had the above businesses been acquired on January 1, 1998, nor is it necessarily indicative of future results.

3.  BALANCE SHEET INFORMATION

    Property and equipment consist of the following at December 31, (in thousands):

                                                                             1999          1998
                                                                         ---------------------------
 Machinery and equipment................................................ $   6,037      $    4,266
 Vehicles...............................................................     2,260           2,416
 Leasehold improvements.................................................     1,934           1,232
 Furniture and fixtures.................................................     1,397           1,445
 Equipment placed in service............................................     9,925           7,083
                                                                         ---------------------------
                                                                            21,553          16,442
 Less accumulated depreciation and amortization.........................    (7,103)         (4,790)
                                                                         ===========================
                                                                         $  14,450      $   11,652
                                                                         ===========================

    Intangible assets consist of the following at December 31, (in thousands):

                                                                            1999          1998
                                                                        ---------------------------
Excess of purchase price over fair value of assets acquired (Note 2) .. $   14,962     $  14,952
Other intangibles......................................................      1,584           649
                                                                        ---------------------------
                                                                            16,546        15,601
Accumulated amortization...............................................     (2,172)       (1,030)
                                                                        ---------------------------
Total ................................................................. $   14,374     $  14,571
                                                                        ===========================

4.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, (in thousands):

                                                                              1999        1998
                                                                        ---------------------------
14% Senior Subordinated Notes; due 8/25/2003........................... $   15,000    $   15,000
Revolving line of credit with a bank
         Interest payable monthly at the bank's prime rate plus .5%
         per annum (8.25% at December 31, 1998), expiring April 28,
         2000.......................................................            --         7,442
Working capital facility
               Based on eligible inventory and receivables, interest is
               bank's prime rate plus 1.0% (9.50% at December 31, 1999),
               expiring June 30, 2002.................................      12,585            --
Working capital facility
               Based on eligible inventory and receivables,  interest is
               at the bank's prime rate plus .25% (8.75% at
               December 31, 1999), expiring June 30, 2001.............       5,405            --

                             ECO SOIL SYSTEMS, INC.

4.  LONG-TERM DEBT (CONTINUED)

                                                                              1999        1998
                                                                        ---------------------------
Two-year term loan with a bank
               Interest payable monthly at the bank's prime rate
               plus 2.25% (10.75% at December 31, 1999); one-third
               of principal is due in 2000, and the
               remaining principal is due 7/30/2001....................      2,230            --

Capital lease obligations..............................................        488           269
Other..................................................................         50            87
                                                                        ---------------------------
                                                                            35,758        22,798
Less amount due within one year........................................     34,276           178
                                                                        ---------------------------
Long-term debt......................................................... $    1,482    $   22,620
                                                                        ===========================

    On August 25, 1998, the Company issued an aggregate of $15 million principal amount of the Company's Senior Subordinated Notes due 2003 (the "Notes") to two lenders. The Company also entered into a revolving line of credit agreement with a bank that was subsequently terminated and replaced with the lines of credit described above. The revolving line of credit was paid in full during 1999.

    On June 30, 1999, the Company's wholly owned subsidiary Turf Partners, Inc. entered into a credit agreement with Coast Business Credit (the "Coast Working Capital Facility"). The Coast Working Capital Facility is a $25-million, three-year credit facility and has an interest rate of prime rate plus 1.00%. Turf Partners' accounts receivable, inventories, equipment, general intangibles and stock secure the Coast Working Capital Facility.

    On June 30, 1999, the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10-million, two-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%.

    On July 30, 1999, the Company obtained a $2.5 million, two-year term loan from Coast Business Credit (the "Coast Term Loan"). The Coast Term Loan bears interest at Coast's prime rate plus 2.25%, payable monthly. One third of the principal must be repaid in level monthly payments during the first year of the term, with the remainder due in level monthly payments during the second year of the term. The Coast Term Loan is secured by substantially all of the assets of the parent Company, and has been guaranteed by Turf Partners.

    The Notes, the Coast Term Loan and the respective working capital facilities contain certain restrictions and limitations on the Company's operations including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Notes, the Coast Term Loan and the respective working capital facilities also contain certain covenants which require the Company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of December 31, 1999, the Company was not in compliance with certain of these covenants. First National Bank has provided a waiver of such covenants through March 31, 2000. Also, Coast Business Credit and the lenders for the Notes have provided waivers of such covenants through July 31, 2000. Management expects to be in compliance with covenants on the Coast Term Loan and respective working capital facilities after the waivers expire through December 31, 2000. However, there can be no assurance that the Company will remain in compliance and therefore, the Company has classified the debt associated with the Notes as current in the accompanying balance sheet.

    Aggregate maturities of long-term debt as of December 31, 1999 are as follows:



                2000           $34,276

                2001             1,248

                2002               115

                2003               101

                2004                18
                               -------
                TOTAL          $35,758
                               =======

                             ECO SOIL SYSTEMS, INC.

5.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

    The Board of Directors is authorized, without any action by the Company's shareholders, to issue up to 5,000,000 shares of undesignated preferred stock and to fix the powers, preferences, rights and limitations of any such preferred shares or any class or series thereof.

STOCK OPTION PLANS

    In February 1992, the Company established the Stock Option Plan (the "1992 Plan") for employees and consultants which, as amended, provides for the grant of options to purchase up to 1,100,000 shares of common stock, all of which options have been granted. Options granted under the 1992 Plan have a five-year term, and vest ratably over a three-year period.

    In December 1996, the Company established the 1996 Directors' Stock Option Plan (the "1996 Directors' Plan") for its independent directors, which provides for the grant of options to purchase up to 60,000 shares of common stock, all of which options have been granted. Options granted under the 1996 Directors' Plan have a ten-year term.

    In June 1998, the Company established the 1998 Stock Option Plan of Eco-Soil Systems, Inc. (the "1998 Plan"). The 1998 Plan, as amended, provides for the issuance of up to 1,600,000 shares of common stock under incentive stock options and nonqualified stock options. The exercise price of options shall be set by the Company's Compensation Committee, provided that such price shall not be less than 85% of the fair market value at the date of the grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. In the case of incentive stock options, such price shall not be less than 100% of the fair market value at the date of the grant. The Company's Compensation Committee also shall determine the vesting and other provisions of options granted under the 1998 Plan.

    In April 1999, the Company established the 1999 Equity Participation Plan (the "1999 Equity Plan"). The 1999 Equity Plan provides for the issuance of up to 1,600,000 shares of common stock under incentive stock options and nonqualified stock options. The exercise price of options shall be set by the Company's Compensation Committee, provided that such price shall not be less than 85% of the fair market value at the date of the grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. In the case of incentive stock options, such price shall not be less than 100% of the fair market value at the date of the grant. The Company's Compensation Committee also shall determine the vesting and other provisions of options granted under the 1999 Equity Plan.

    In June 1999, the Company established the 1999 New Hire Stock Option Plan (the "1999 New Hire Plan"). The 1999 New Hire Plan provides for the issuance of up to 1,000,000 shares of common stock under nonqualified stock options. The Company's Compensation Committee shall set the exercise price of options, provided that such price shall not be less than 85% of the fair market value at the date of the grant. The Company's Compensation Committee shall determine the vesting and other provisions of options granted under the 1999 New Hire Plan.

    The Company granted options to purchase an aggregate of 1,378,059 shares of common stock through various nonqualified stock option agreements from May 1991 through April 1999 to consultants and employees. The exercise price, vesting and other provisions are determined by the individual nonqualified stock option agreement.

                             ECO SOIL SYSTEMS, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)

    A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                        1999                          1998                          1997
                           -------------------------------------------------------------------------------------------
                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE                       AVERAGE
                                              EXERCISE                      EXERCISE                      EXERCISE
                              OPTIONS          PRICE         OPTIONS         PRICE         OPTIONS         PRICE
                           -------------------------------------------------------------------------------------------
Outstanding--beginning of
  year                          2,975,459     $ 4.29        2,700,330        $ 3.37         2,802,506      $ 2.31
  Granted..................     2,480,299     $ 4.97          705,574        $ 7.55           696,898      $ 4.74
  Exercised................      (538,720)    $ 3.10         (328,203)         3.23          (710,303)     $ 0.48
  Forfeited/cancelled......      (235,083)    $ 6.60         (102,242)       $ 6.11           (88,771)     $ 3.64
                           ----------------               ---------------               ---------------
Outstanding--end of year...     4,681,955     $ 4.67        2,975,459        $ 4.29         2,700,330      $ 3.37
                           ================               ===============               ===============
Exercisable--end of year...     2,023,988     $ 4.05        1,619,170        $ 3.33         1,514,333      $ 2.95
                           ================               ===============               ===============

    A summary of the Company's stock options outstanding as of December 31, 1999 is as follows:

                                                             WEIGHTED
                                                             AVERAGE
                                              WEIGHTED      REMAINING                      WEIGHTED
         RANGE OF              OPTIONS        AVERAGE       CONTRACTUAL      OPTIONS        AVERAGE
     EXERCISE PRICES         OUTSTANDING   EXERCISE PRICE      LIFE       EXERCISABLE   EXERCISE PRICE
------------------------------------------------------------------------------------------------------
       $2.00-3.875           1,349,759        $ 2.77           3.14        1,001,592    $         2.68
       $4.00-5.94            2,792,054        $ 4.89           4.49          776,421    $         4.52
       $6.00-11.44             540,142        $ 8.29           3.41          245,975    $         8.10
                           ----------------                              --------------
                             4,681,955                                     2,023,988
                           ================                              ==============

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock plans under the fair value method of that statement. The fair value for options granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.55% to 6.25%, dividend yield of 0%, volatility factor of 79.0% and a weighted-average expected life of the option of three years. The fair value for options granted in 1998 was estimated at the date of grant using the Black-Scholes method for option pricing with the following assumptions: risk-free interest rates of 4.04% to 7.94%, dividend yield of 0%, volatility factor of 75.0% and a weighted-average expected life of the option of three years. The fair value for options granted in 1997 was estimated at the date of grant, using the Black-Scholes method for option pricing with the following assumptions: risk-free interest rate of 5.0% to 6.7%, dividend yield of 0%, volatility factor of 72.6% and a weighted average expected life of the option of three years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate; in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                             ECO SOIL SYSTEMS, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)

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

                                                                          YEAR ENDED
                                                                         DECEMBER 31:
                                                            1999             1998            1997
                                                       ---------------   ------------   -------------
Pro forma net loss..................................     $ (21,502)       $ (11,525)     $  (1,741)
                                                      ================  =============  ==============
Pro forma net loss per share, basic and diluted.....     $   (1.23)       $    (.70)     $    (.15)
                                                      ================  =============  ==============


OTHER OPTIONS AND WARRANTS

    At various dates since 1991, the Company has issued options and warrants outside of formal plans in connection with debt or equity financing and the acquisition of technology or marketing rights. As of December 31, 1999, warrants to purchase 2,391,336 shares of common stock were outstanding at a weighted average exercise price of approximately $3.62 per share. Such warrants generally are exercisable through 2003 or 2004.

SHARES RESERVED FOR FUTURE ISSUANCE

    Shares have been reserved at December 31, 1999 for the following:

Stock option plans............................................         6,167,686
Warrants......................................................         2,391,336
                                                                      -----------
                                                                       8,559,022
                                                                      ===========

6.  INCOME TAXES

    At December 31, 1999, the Company had federal and California tax net operating loss carryforwards of approximately $30.3 million and $11.3 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the fifty-percent limitation on California loss carryforwards. The federal tax loss carryforward will begin expiring in 2008, unless previously utilized. California net operating losses of approximately $1 million expired in 1999, and approximately $674,000 of California tax loss carryforward will expire in 2000. In addition, the Company had federal and California research tax credits of $218,000 and $121,000, respectively. The tax credits will begin to expire in 2009.

    Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards are limited because of cumulative changes in ownership of more than 50% which have occurred. However, the Company does not believe the limitations will have a material impact upon the future utilization of these carryforwards.

    Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance has been provided as the realization of these assets is uncertain.

                             ECO SOIL SYSTEMS, INC.

6.  INCOME TAXES (CONTINUED)

                                                         DECEMBER 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------ --------------
                                                        (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards...........    $ 11,263     $       6,305
   Allowance for bad debt.....................         898               433
   Goodwill impairment........................         372               372
   Deferred gain on sale leaseback............         231               231
   Research and development costs.............         297               152
   Other, net.................................       1,360               362
                                                  ------------ -------------
Total deferred tax assets.....................      14,421             7,855
Valuation allowance for deferred tax assets...     (14,421)           (7,855)
                                                  ------------ -------------
Net deferred tax assets.......................    $     --     $          --
                                                  ============ =============

    The reconciliation of income tax computed at the federal statutory rates to income tax expense is the following:

                                                         DECEMBER 31,
                                                   -------------------------
                                                     1999          1998
                                                 ------------- -------------
                                                        (IN THOUSANDS)
Tax at statutory rate.........................    $(6,442)         $(3,502)
Change in valuation allowance and other.......    $ 6,442          $ 3,502
                                                 ------------- -------------
                                                       --               --
                                                 ------------- -------------

7.  OPERATING LEASES

    The Company leases its office facilities and certain equipment under noncancelable operating lease agreements. Future minimum operating lease payments as of December 31, 1999 are as follows (in thousands):

 2000................................          $2,385
 2001................................           1,945
 2002................................           1,336
 2003................................             903
 2004................................             683
 Thereafter..........................           2,424
                                            -----------
 Total  minimum lease payments.......          $9,676
                                            ===========

    Rent expense for the years ended December 31, 1999, 1998, and 1997 was approximately $2,303,000, $1,732,000 and $581,000 respectively, including $696,000, $477,000 and $151,000, respectively to related parties.

    In June 1997, three officers and shareholders of the Company contracted to buy land and acquired an option to build on land the building which currently houses the Company's headquarters. In December 1997, the officers and shareholders transferred the purchase option to the Company under an agreement whereby the Company would exercise the purchase option, sell the building to an independent party under a sale/leaseback transaction and allocate a specific portion of any gain on the sale to the officers and shareholders. In October 1998, the Company exercised the purchase option and acquired the building for $2.4 million. In December 1998, the Company sold the building to an independent party for a gain of $863,000, and signed a 10-year agreement to lease the facility back from the independent party. In accordance with the original transfer agreement, the Company allocated $282,000 of the gain to the officers and shareholders. The remaining gain of $581,000 has been deferred and will be recognized as a reduction of rent expense over the life of the lease.

                             ECO SOIL SYSTEMS, INC.

7.  OPERATING LEASES (CONTINUED)

    In September 1997, the Company sold approximately $4.0 million of equipment under operating leases to an unrelated investor group. The Company then leased the equipment back under a 40-month lease agreement. The equipment is subleased to end-users, generally under one-year initial lease terms with month-to-month renewal options. In December 1997, $2.3 million of this equipment was repurchased by the Company. Minimum operating lease payments at December 31, 1999 for the equipment remaining under the leaseback are as follows (in thousands):

2000........................         $  503
2001........................             84
                                     -------
                                     $  587
                                     =======

8.  LITIGATION

    In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a lawsuit on or about March 19, 1999 in San Diego Superior Court alleging that the termination violated the duties owed by the Company to Halifax under the term sheet. The lawsuit sought compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. In July 1999, the Company executed Settlement and Release Agreements with Halifax Fund, L.P., Palladin Group, L.P., Granite Financial Group, Inc. and Midori Capital Corporation. These agreements mutually release and discharge all claims arising from this litigation. The Company paid termination charges and attorney's fees of $198,000 related to this settlement.

    On November 24, 1999, a purported class action securities complaint was file against the Company and three of its officers and/or directors, William B. Adams, Douglas M. Gloff and Mark D. Buckner by Edward Wissinger. The suit is allegedly brought by Mr. Wissinger on behalf of all purchasers of Eco Soil common stock during the period from April 13, 1999 (the date Eco Soil filed its Annual Report on Form 10-K with the Securities and Exchange Commission) and November 3, 1999 (the date on which Eco Soil issued its quarterly earnings release for the three months ended September 30, 1999). The Complaint alleges that defendants failed to sufficiently identify certain risks associated with the Company's agricultural business in Mexico, thereby artificially inflating the Company's stock price. The Company and the individual defendants believe the allegations are without merit and are defending the case vigorously. The Company and the individual defendants filed a motion to dismiss the complaint on December 28, 1999, which is scheduled to be heard April 24, 2000.

    From time-to-time, the Company is involved in legal proceedings, claims and litigation arising from the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have material adverse effect on the Company's financial position or liquidity.

9.  SPECIAL CHARGES

    During the fourth quarter of 1998, the Company incurred special charges of $3.9 million as a result of the Company's action to reorganize certain of its operations. The restructuring activities (shown below in tabular format) primarily relate to: (a) reorganization of the Company into two separate operating segments, Turf Partners and Agricultural Supply, b) the write-off of impaired goodwill related to two businesses acquired in prior years and c) the shutdown of its Aspen Consulting, Inc. subsidiary.

    A total of 28 employees were terminated from almost all areas of the Company, with 12 having left the Company as of December 31, 1998. Additional employees left the Company during fiscal year 1999. The Company substantially completed the restructuring actions during fiscal 1999. The remainder of the accrued liabilities are anticipated to be recognized during fiscal 2000.

                             ECO SOIL SYSTEMS, INC.

9.  SPECIAL CHARGES (CONTINUED)

      Details of the restructuring charge (in thousands) are as follows:

                                       CASH/                 CASH EXPENDED      ACCRUED            CASH            ACCRUED
                                        NON      AMOUNT OF     THROUGH       LIABILITIES AT  EXPENDED THROUGH   LIABILITIES AT
                                        CASH       CHARGE     DECEMBER 31,    DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
DESCRIPTION OF CHARGE:                                           1998             1998              1999             1999
------------------------------------------------------------------------------------------------------------------------------
REORGANIZATION OF OPERATING
STRUCTURE:
  Severance of employees............    Cash      $  338         $121             $217              $334              $  4
  Vacated lease facilities..........    Cash          55           --               55                 4                51
  Write-downs of assets removed         Non-
    from operations.................    cash          93           --               --                --                --
  Professional fees.................    Cash          59            2               57                47                12
  Other.............................    Cash          53           --               53                51                 2
                                        -----------------------------------------------------------------------------------
                                                     598          123              382               436                69
IMPAIRMENT LOSS ON CERTAIN ASSETS:
  Goodwill related to Turf               Non-
    Products subsidiary..............    cash      1,487           --               --                --                --
  Goodwill related to TurfMakers         Non-
    subsidiary.......................    cash        919           --               --                --                --
                                         ---------------------------------------------------------------------------------
                                                   2,406           --               --                --                --
                                         ---------------------------------------------------------------------------------
EXIT OF ASPEN CONSULTING OPERATIONS:
  Severance of employees............     Cash        143           --              143               124               19
  Write-downs of assets removed          Non-
    from operations.................     cash        575           --               --                --               --
  Vacated lease facilities..........     Cash         84           --               84                63               21
  Other.............................     Cash         69           --               69                47               22
                                             ---------------------------------------------------------------------------------
                                                     871           --              296               234               62
                                             ---------------------------------------------------------------------------------
TOTAL SPECIAL CHARGES...............              $3,875         $123             $678              $670             $131
                                             =================================================================================

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

     Agricultural Supply: This segment enters into contracts with agricultural growers to manage the health and productivity of their soil during the course of the growing season, which requires the Company to perform a comprehensive soil analysis at the beginning of the season, develop a treatment regimen, install the Company's proprietary BioJect system at the customer's site and provide the microbials and other soil-additive products for the customer to use throughout the season. This segment also distributes a wide range of irrigation and other agricultural supplies to growers. In 1998, the Company actively commenced its soil maintenance service business and acquired several distributors for irrigation and other agri- cultural supplies, therefore creating this business segment. Prior to 1998, agricultural operations were insignificant and were not considered to be a separate segment.

     During 1999, Turf Partners and Agricultural Supply entered into lease agreements with the Company for the proprietary BioJect systems. Therefore, the revenues, profits and asset values related to the BioJect systems are reported in the Corporate.

                             ECO SOIL SYSTEMS, INC.

10. SEGMENT REPORTING (CONTINUED)

segment. In 1998, these inter-company lease agreements did not exist; therefore, the revenues, gross profit and asset values were reported in the Turf Partners and Agricultural Supply segments, respectively.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on net profit or loss.

                                    REVENUES               SEGMENT PROFIT (LOSS)             SEGMENT ASSETS
                            -------------------------    --------------------------    ---------------------------
                                       FOR THE YEAR ENDED DECEMBER 31,                     AS OF DECEMBER 31,
                            -------------------------------------------------------    ---------------------------
                               1999          1998           1999           1998           1999            1998
                            -----------    ----------    -----------    -----------    ------------    -----------
 Turf Partners                $ 97,169       $61,336     $  (1,026)     $    3,095       $39,734        $35,266
 Agricultural Supply            26,363        21,035                         1,573        23,404         24,728
                                                              (901)
 Corporate and Other                 -             -       (16,479)        (14,673)       19,417          7,011
                            -----------    ----------    -----------    -----------    ------------    -----------
 Total                        $123,532       $82,371     $ (18,406)      $ (10,005)      $82,555        $67,005
                            ===========    ==========    ===========    ===========    ============    ===========


11. SUBSEQUENT EVENTS

    SENIOR SECURED CONVERTIBLE DEBENTURES

     On January 24, 2000, the Company issued $4.5 million of principal amount of Senior Secured Convertible Debentures and warrants to purchase 356,436 shares of common stock. The Debentures are due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option. The Debentures are secured by all of the Company's and certain subsidiaries' tangible and intangible assets, which security interest is subject to the prior liens of the Company's existing secured lenders. The holder of each Debenture is entitled, at its option, to convert at any time the principal amount of the Debenture or any portion thereof, together with accrued but unpaid interest, into shares of the Company's common stock at a conversion price equal to the lowest of (a) $3.00 (adjusted for subsequent stock splits and the like) or (b) 90% of the three lowest closing bid prices on the principal market during the fifteen consecutive trading days ending with the last trading day prior to the date of conversion. In no event shall the conversion price be less than $1.89384, subject to adjustment for any subsequent stock split or the like. The Company may redeem the Debentures upon at least seven business days notice to the investors.

     The warrants are exercisable until January 24, 2005. The warrants have an initial exercise price of $4.488 per share; however, the initial exercise price is subject to adjustment on the 180th day after the date the warrants were issued if the five day average of the closing bid prices of our common stock calculated on such date is lower than the initial exercise price. In connection with the transaction, the Company agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the Debentures and upon the exercise of the warrants with the Securities and Exchange Commission. The proceeds of the financing are being used for working capital purposes.

    SIMPLOT DEFINITIVE AGREEMENT

     The Company has entered into a definitive agreement to sell substantially all of the assets of its Turf Partners subsidiary to the J.R. Simplot Company ("Simplot") for a purchase price equal to six times Turf Partners 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) from sales of distributed products, subject to certain adjustments. Simplot also will assume liabilities associated with existing vendor payables, contracts and leases, and will assume amounts outstanding under Turf Partners' credit facility with Coast Business Credit (the "Coast Loan").

     The transaction is expected to close during July 2000, subject to certain customary closing conditions, including the approval of Eco Soil shareholders, the receipt of various third party consents and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. At the closing, Simplot will make a down payment of $20 million, subject to an adjustment of up to $5 million if:(a) Turf Partners' net tangible assets at June 30, 2000 are more or less than $3 million, (b) if Turf Partners has not generated at least 75% of the EBITDA it has projected for the first six months of 2000 or (c) if Turf Partners fails to satisfy other balance sheet tests. The down payment also will be reduced by the amount, if any, by which the amount outstanding on the Coast Loan exceeds $17 million.

    Simplot will pay the balance of the purchase price in March 2001 based on an audited balance sheet as of June 30, 2000 and statements of operations for the year ended December 31, 2000. The final purchase price will be subject to adjustment based on the same balance sheet factors that apply in July 2000 and will be reduced by the an amount equal to the average amount outstanding under the Coast Loan during 2000.

     SIMPLOT TERM LOAN

     On April 12, 2000, Eco Soil and its Turf Partners subsidiary entered into a Term Loan Agreement ("Simplot Term Loan"), under which Simplot will loan the Company $3 million, subject to certain closing conditions, to provide working capital to Turf Partners pending the sale of its assets to Simplot. The Simplot Term Loan bears interest at a rate of 2.25% above Coast Business Credit's prime rate per annum. The closing of the sale of Turf Partners' assets to Simplot is expected to close during July 2000. Accrued interest on the Simplot Term Loan will be offset against the down payment to be made by Simplot upon the closing of the asset sale, and principal also will be offset against the down payment to the extent such offset does not cause the down payment to be less than $15 million. If any principal remains outstanding after the closing of the asset sale, it will be offset against amounts payable by Simplot to Eco Soil for (i) Eco Soil's sales of the microbial products or services to Simplot after the closing date and (ii) the balance of the purchase price for Turf Partners' assets, if any, to be paid by Simplot in March 2001.

     The Simplot Term Loan also states that Simplot will exercise its best efforts to obtain, subject to certain conditions an at Eco Soil's cost, the issuance of a stand-by letter of credit in the amount of not less than $2 million from an issuing bank reasonably acceptable to Coast Business Credit and having terms reasonably acceptable to Coast Business Credit, Simplot, Eco Soil and Turf Partners, that may be drawn upon by Coast Business Credit in the event of a payment default by Eco Soil under the Term Loan Agreement dated as of July 30, 1999 between Eco Soil and Coast Business Credit between the date of the Simplot Term Loan and the expiration of the letter of credit. The letter of credit will expire on August 31, 2000 unless the sale of Turf Partners' assets has been consummated by August 31, 2000 in which case the expiration of the letter of credit will be extended to December 31, 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             ECO SOIL SYSTEMS, INC.
                                DECEMBER 31, 1999

                                                             |-------------Additions-----------|
                                           BALANCE AT         CHARGED TO COSTS      CHARGED TO                     BALANCE AT END
               DESCRIPTION            BEGINNING OF PERIOD       AND EXPENSES      OTHER ACCOUNTS    DEDUCTIONS        OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                     (--------------------------------------IN THOUSANDS----------------------------------------)
Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts
                                            1,261                  1,868                   -            925 (2)           2,204
Year ended December 31, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts
                                              115                  1,521                 400 (1)        775 (2)           1,261
Year ended December 31, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts
                                              113                     12                   -             10 (2)             115

 (1) Charged to goodwill.
 (2) Uncollectible accounts written off, net of recoveries.