Form 10-K/A
period 1999-12-31
ECO SOIL SYSTEMS INC
filed 2000-05-01
CIK 876103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21975

                             ECO SOIL SYSTEMS, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       NEBRASKA                                 47-0709577
            (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                 10740 THORNMINT ROAD,
                 SAN DIEGO, CALIFORNIA                             92127
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (858) 675-1660
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $ .005 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $65,023,097.

As of March 15, 2000, the number of shares outstanding of the Registrant's common stock, $.005 par value, was 18,583,728.

         The following items of Eco Soil Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are hereby amended. Each such item is set forth in its entirety, as amended.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, executive officers and key employees of Eco Soil and their ages as of April 15, 2000 are as follows:

           DIRECTORS AND EXECUTIVE OFFICERS

           William B. Adams...............    53     Chairman of the Board and Chief Executive Officer
           Max D. Gelwix..................    49     President and Chief Operating Officer
           Dennis Sentz...................    52     Vice President, Finance, Chief Financial Officer and Secretary
           Fridolin Fackelmayer...........    57     Director
           Douglas M. Gloff...............    53     Director
           Robert W. O'Leary..............    56     Director
           S. Bartley Osborn..............    58     Director
           William S. Potter..............    56     Director
           Edward N. Steel................    52     Director

           KEY EMPLOYEES

           John M. Doyle..................     41    Vice President, Biological Product Management
           Michael M. Iverson.............     58    Vice President, Operations
           Dr. David A. Odelson...........     42    Vice President, Research and Development
           Jonathan T. Small..............     50    Vice President and General Manager, Turf Partners
           Nicholas R. Spardy.............     35    Vice President, Turf Partners

         WILLIAM B. ADAMS has served as Chairman of the Board and Chief Executive Officer of Eco Soil since March 1991. From 1985 to 1994, Mr. Adams was Chairman of the Board of Chronimed, Inc., a publicly held medical products company, and served as Chairman of the Board of Orphan Medical, Inc., a publicly traded spin-off of Chronimed through December 1998. Prior to his involvement with Eco Soil, Mr. Adams founded WBA Consultants, Ltd., a management consulting firm, in 1980 and participated as chief executive officer in corporate turnarounds. From August 1989 to February 1991, Mr. Adams was Executive Chairman of Printrak, Inc., a publicly held developer of specialized identification systems used by the law enforcement community. From April 1986 to April 1988, Mr. Adams was President and Chief Executive Officer of Check Technology Corporation, a manufacturer of electronic printing equipment. Mr. Adams received his B.A. from Texas Tech University.

         MAX D. GELWIX joined Eco Soil in September 1998 as Vice President and was promoted to President and Chief Operating Officer in March 2000. From 1979 through June 1996 he served as Executive Vice President of Arthur J. Gallagher & Co., a risk management and insurance brokerage agency, and was the President of Maxell Enterprises, a risk management consulting firm, from June 1996 through September 1997. Mr. Gelwix received his B.S. degree from Colorado State University.

         DENNIS SENTZ joined Eco Soil in May 1999 as Vice President of Accounting and Controller and was promoted to Chief Financial Officer in March 2000. From June 1997 to April 1999, Mr. Sentz served as Chief Financial Officer of BE&K-BECHTEL International, an engineering and construction joint venture, based in Singapore. From June 1993 to May 1997, Mr. Sentz worked for Foster Wheeler Energy Corporation as Vice President and Chief Financial Officer of the Power Generation business. Prior to that, Mr. Sentz spent nine years as Controller and later Chief Financial Officer of Instrumentarium Imaging, Inc., a high-tech medical equipment manufacturer and distributor. Mr. Sentz received his B.B.A. in Accounting from the University of Wisconsin in 1970 and holds both the CPA and CMA certifications.

         FRIDOLIN FACKELMAYER has served as a director of Eco Soil since June 1998. He is currently the President of Lombard Odier, Inc., the New York office of Lombard Odier & Cie, one of the oldest and largest Swiss private banks. Mr. Fackelmayer has 28 years of investment experience covering such financial centers as Munich, Paris, London and New York. Prior to joining Lombard Odier, where he has been employed since 1992, Mr. Fackelmayer spent twenty-two years with Smith Barney, Salomon Brothers, Bear Stearns and Drexel Burnham.

         DOUGLAS M. GLOFF has served as a director of Eco Soil since August 1995. In March 2000, Mr. Gloff announced his resignation as Eco Soil's President and Chief Operating Officer, where he had worked since January 1994 in various capacities culminating in the position of President and Chief Operating Officer in April 1997. Prior to joining Eco Soil, Mr. Gloff acted as a consultant from 1992 until January 1994. From 1978 to 1992, he served in various capacities with U.S. Surgical, Inc., a publicly held supplier of medical instruments used in surgery, culminating in the position of Director of Sales for the western area. Mr. Gloff received his B.A. and M.B.A. from Indiana University.

         ROBERT W. O'LEARY has served as a director of Eco Soil since January 2000. Since January 1996, Mr. O'Leary has been the Chairman of Premier, Inc., a privately held strategic healthcare alliance. From July 1991 to March 1995, Mr. O'Leary served as Chairman and Chief Executive Officer of American Medical International, a privately held health care management company. From September 1989 to July 1991, Mr. O'Leary served as Chief Executive Officer of Voluntary Hospitals of America, a privately held national hospital alliance. Mr. O'Leary also serves as a member of the Board of Directors of Thermo Electron Corporation (NYSE: TMO).

         S. BARTLEY OSBORN has served as a director of Eco Soil since November 1991. Mr. Osborn is currently Chairman of the Board of Directors of the Fairway Foundation, a nonprofit foundation dedicated to teaching the game of golf to inner-city children in Minneapolis and St. Paul, Minnesota. From 1965 through 1982 Mr. Osborn held various management positions at EcoLab, Inc., a Fortune 500 specialty chemical manufacturer based in St. Paul, Minnesota, culminating in the position of Executive Vice President. Mr. Osborn is a trustee of the IC Koran foundation, which assists employees of EcoLab through scholarships for its children and through financial hardship assistance.

         WILLIAM S. POTTER served as a director of Eco Soil since August 1992. Since 1988, Mr. Potter has been President of Rugged Rigger, Inc., a personal services corporation, which has created Pauma Valley Organics, a certified organic produce farm. From 1970 to 1988, Mr. Potter worked in various capacities for H.M. Stevens Incorporated, a national food service and catering company specializing in sporting events, culminating in the positions of Operational Vice President and Director.

         EDWARD N. STEEL has served as a director of Eco Soil since July 1999. Since February 1986, Mr. Steel has been the President of Boardroom Homebuilders, Inc., a privately held construction company. From May 1975 to January 1986, Mr. Steel worked in various capacities for IBM culminating in the position of Manager of Strategic Planning.

         JOHN M. DOYLE joined Eco Soil in May 1994 as the Vice President of Biological Product Management. Mr. Doyle is responsible for product and technology acquisition, regulatory issues, production, marketing and communication materials, product testing and sales support for Eco Soil's BioJect system. Prior to joining Eco Soil, Mr. Doyle spent seven years in various positions with Ringer Corporation, a supplier of natural turf maintenance products based in Minneapolis, Minnesota, culminating in the position of Vice President of Product Development. Mr. Doyle received his B.S. and M.S. on Horticulture from the University of Nebraska.

         MICHAEL M. IVERSON joined Eco Soil in March 1998 as Vice President of Operations after serving as a consultant to Eco Soil on a part-time basis from August 1997 to March 1998. From June 1996 to August 1997, Mr. Iverson served as Vice President of Operations with a division of Scientific Atlantic, an electronics manufacturing company. Mr. Iverson operated his own management consulting firm from June 1994 to May 1996. From June 1990 to May 1994, Mr. Iverson served as Director of Manufacturing with a division of General Dynamics, a defense contracting company. Mr. Iverson received his B.S. in Mechanical Engineering from California State University, San Luis Obispo, and his M.S. in Aeronautical Engineering from the Naval Postgraduate School.

         DR. DAVID A. ODELSON joined Eco Soil in November 1996 as Eco Soil's Director of Research and Development and was promoted to Vice President of Research and Development in March 1999. From May 1995 to April 1996, he was a Visiting Scientist at Pharmacia & Upjohn Co., a pharmaceutical company. From September 1989 to April 1995, he worked as a Co-Investigator at NSF Science and Technology Center for Microbial Ecology and as an Assistant Professor at Central Michigan University. Dr. Odelson received his B.S. in Microbiology from the University of Illinois and his Ph.D. in Microbiology from Michigan State University.

         JONATHAN T. SMALL joined Eco Soil in July 1999 as Vice President and General Manager of Agricultural Supply. From October 1997 to July 1999, Mr. Small served as Vice President of Sales and Marketing at Bion Technologies, Inc. From 1993 through October 1997, Mr. Small served as Vice President, Worldwide Sales and Marketing, at T-Systems International. Mr. Small received his B.S. from Missouri Valley College.

         NICHOLAS R. SPARDY joined Eco Soil in January 1997 as Vice President of Western Region, Turf Partners. From May 1991 to January 1997, Mr. Spardy was Manager of Wilber-Ellis Company, a distributor of seed and soil amendments to the turf industry. Prior to that, Mr. Spardy spent four years as a Turf Specialist at Medalist Seed Company. Mr. Spardy received his B.S. in Ornamental Horticulture from Cal Poly Pomona in 1987 and has been a Turfgrass Instructor at Cuyamaca College since 1990.

COMPENSATION OF DIRECTORS

         Eco Soil has not paid any cash compensation to a director in his capacity solely as a director and has no present plan to pay directors' fees. It is Eco Soil's current policy to award non-employee directors an option to purchase 10,000 shares of Eco Soil's common stock at the then-current market price, vesting over three years, upon becoming a director and options to purchase 3,000 shares of common stock at the then-current market price, vesting after six months, on the date of each annual meeting of shareholders if the director has served since the previous annual meeting of shareholders and has been elected to an additional term, if applicable. All directors are reimbursed for travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, directors, officers and beneficial owners of 10 percent or more of Eco Soil's common stock ("Reporting Persons") are required to report to the Securities and Exchange Commission (the "Commission") on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of Eco Soil's common stock. Based solely on its review of such forms received by it and the written representations of its Reporting Persons, to Eco Soil's knowledge, except that Mr. Gelwix did not timely file an Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows for each of the last three full fiscal years, compensation awarded, paid to, or earned by Eco Soil's Chief Executive Officer and the three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and who made more than $100,000 during such fiscal year (the "Named Executive Officers"). No other executive officers at the end of the last completed fiscal year made more than $100,000 during such fiscal year.

                                                                                                               LONG-TERM
                                                                 ANNUAL COMPENSATION                       COMPENSATION AWARDS
                                                     --------------------------------------------------   ---------------------
                                                                                             OTHER             SECURITIES
                                                                                             ANNUAL            UNDERLYING
 NAME AND PRINCIPAL POSITION(S)                       YEAR       SALARY         BONUS     COMPENSATION         OPTIONS (#)
 ------------------------------                      ------  --------------  -----------  -------------   ---------------------
 WILLIAM B. ADAMS..............................       1999      $300,000(4)  $      0       $13,440(6)             450,000
      Chairman of the Board and Chief Executive       1998       150,000            0             0                      0
      Officer                                         1997       142,188            0             0                 50,000

 MAX D. GELWIX (1).............................       1999      $106,666       $7,500       $     0                  9,375
     President and Chief Operating Officer            1998        87,500            0             0                 15,000
                                                      1997        26,442            0             0                 72,000

 DOUGLAS M. GLOFF (2)..........................       1999      $230,000(5)   $40,500(5)    $12,000(6)             450,000
      Former President and Chief Operating Officer    1998       150,000            0             0                      0
                                                      1997       142,188            0             0                 20,000

 MARK D. BUCKNER (3)...........................       1999      $133,270      $65,000       $     0                400,000
      Former Chief Financial Officer and Secretary

-----------------------

(1) Mr. Gelwix joined Eco Soil in September 1998 as Vice President and was promoted to President and Chief Operating Officer in March 2000. The amount shown in the salary column in 1997 reflects the amount actually paid to Mr. Gelwix by Eco Soil in 1997.

(2)  Mr. Gloff resigned as President and Chief Operating Officer in March 2000.

(3) Mr. Buckner joined Eco Soil in April 1999 as Chief Financial Officer and resigned in March 2000. The amount shown in the salary column in 1999 reflects the amount actually paid to Mr. Buckner by Eco Soil in 1999.

(4)  Mr. Adams agreed to defer $125,000 of his 1999 salary.

(5) Mr. Gloff agreed to defer $55,000 of his 1999 salary and his 1999 bonus. Pursuant to his separation agreement, Mr. Gloff will receive this $90,500 over a 13 month period beginning in April 2000. See "Item 13. Certain Relationships and Related Transactions."

(6)  Reflects auto allowances paid to Messrs. Adams and Gloff.

OPTION GRANTS DURING FISCAL YEAR 1999

         The following table provides information concerning the grant of stock options to the Named Executive Officers of Eco Soil during fiscal 1999. Eco Soil does not have any outstanding stock appreciation rights.

                                              INDIVIDUAL GRANTS
                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                             AT ASSUMED RATES OF
                                                                                           STOCK PRICE APPRECIATION
                                                                                             FOR OPTION TERM (1)
                       -------------------------------------------------------------------------------------------------
                                            % OF TOTAL
                           NUMBER OF          OPTIONS
                           SECURITIES        GRANTED TO       EXERCISE
                           UNDERLYING        EMPLOYEES         PRICE       EXPIRATION  ---------------------------------
                        OPTIONS GRANTED    IN FISCAL YEAR    PER SHARE       DATE             5%             10%
                        ---------------    --------------    ---------     ----------         --             ---
William B. Adams             450,000           18.1%          $4.44         05/27/04    $ 553,500        $1,219,500
Max D. Gelwix                  9,375               *           5.75         03/09/04       14,906            33,000
Douglas M. Gloff             450,000           18.1%           4.44         05/27/04      553,500         1,219,500
Mark D. Buckner              100,000            4.0%           5.25         03/22/04      145,000           322,000
                             300,000           12.1%           5.25         07/06/04      435,000           966,000

-----------------------

*    Less than 1%

(1) The assigned rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict or forecast future stock prices.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information with respect to the Named Executive Officers, concerning the exercise of stock options during fiscal 1999 and unexercised options held as of the end of fiscal 1999.

                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                              SHARES                        OPTIONS AT FY-END (#)            AT FY-END ($)(1)
                            ACQUIRED ON      VALUE          ---------------------            ----------------
NAME                        EXERCISE (#)  REALIZED ($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                        ------------  ------------    -----------   -------------   -----------    -------------
William B. Adams              110,000      $440,000         356,661       466,667         $613,459            $0
Max D. Gelwix                       0           N/A          70,041        34,334            2,912           667
Douglas M. Gloff               55,500       346,875         378,889       456,667          289,578             0
Mark D. Buckner                     0           N/A          20,000       380,000                0             0

-----------------------

(1) Based on the closing sale price of Eco Soil's common stock on December 31, 1999 ($4.312), as reported by the Nasdaq National Market, less the option exercise price.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Eco Soil does not currently have employment agreements with any of its executive officers.

          Eco Soil entered into a separation agreement with Mark D. Buckner in March 2000. Pursuant to this separation agreement, Eco Soil accelerated the vesting of options to purchase an aggregate of 80,000 shares of common stock at an exercise price of $5.25 per share. Pursuant to the separation agreement, Mr. Buckner agreed to provide consulting services to Eco Soil through December 31, 2001. Eco Soil has agreed to pay Mr. Buckner $150 per hour for these consulting services (or $80 per hour for time spent in connection with the investigation, analysis or defense of any pending or future claims against or litigation involving Eco Soil) and to vest options to purchase 50 shares of common stock for each consulting hour worked by Mr. Buckner. In addition, Mr. Buckner will receive a facilitation fee of 1% of any financing in which Mr. Buckner participates or introduces to Eco Soil (other than any currently pending financing transactions).

          Eco Soil entered into a separation agreement with Douglas M. Gloff in March 2000. Pursuant to this separation agreement, Eco Soil has agreed to make severance payments to Mr. Gloff in the amount of $115,000. This severance, together with amounts owed Mr. Gloff for unpaid salary and bonuses, will be paid over a 13 month period beginning in April 2000. In addition, Eco Soil accelerated the vesting of options to purchase 200,000 share of common stock at an exercise price of $4.44 per share. These options expire on May 1, 2003. Further, Eco Soil agreed that all of Mr. Gloff's other vested options would remain exercisable until July 30, 2001.

COMPENSATION PLANS

          1992 STOCK OPTION PLAN. In February 1992, Eco Soil adopted a Stock Option Plan (the "1992 Plan"), under which 125,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to officers, employees and directors of, and advisors and consultants to, Eco Soil. The 1992 Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options. The 1992 Plan will terminate on February 4, 2002, unless sooner terminated by the Board of Directors. Eco Soil's shareholders approved an increase in the number of shares reserved for issuance under the Option Plan to 250,000 shares in August 1993, to 350,000 shares in April 1995, to 450,000 shares in May 1996, to 900,000 shares in November 1996 and to 1,100,000 shares in June 1997. The principal purposes of the 1992 Plan are to provide incentives for officers, employees and consultants of Eco Soil and its subsidiaries through the granting of options, thereby stimulating their personal and active interest in Eco Soil's development and financial success, and inducing them to remain in Eco Soil's employ.

         The 1992 Plan provides for option grants covering up to 1,100,000 shares of Eco Soil's common stock. As of April 17, 2000, options to purchase an aggregate of 487,723 shares of Eco Soil's common stock at prices ranging from $3.00 to $5.63 were outstanding under the 1992 Plan. No additional shares remain available for grant under the 1992 Plan.

         1996 DIRECTORS' OPTION PLAN. The 1996 Directors' Stock Option Plan (the "Directors' Plan") provided for the automatic grant of nonstatutory stock options to nonemployee directors. Eco Soil initially reserved a total of 60,000 shares of Eco Soil's common stock for issuance under the Directors' Plan. As of April 17, 2000, no additional shares were available for the grant of options under the Directors' Plan.

         1998 STOCK OPTION PLAN. In February 1998, Eco Soil adopted the 1998 Stock Option Plan of Eco Soil Systems, Inc. (the "1998 Plan"), under which 1,000,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to officers, employees and directors of, and consultants to, Eco Soil. Eco Soil's shareholders approved the adoption of the 1998 Plan on June 19, 1998. The 1998 Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Code and nonqualified stock options. The 1998 Plan will terminate on February 3, 2008, unless sooner terminated by the Board of Directors. The Board of Directors approved an increase in the number of shares reserved for issuance under the 1998 Plan to 1,400,000 shares in December 1998 and to 1,600,000 shares in April 1999. Eco Soil's shareholders approved these increases in the number of shares available for issuance under the 1998 Plan in June 1999. The principal purposes of the 1998 Plan are to provide incentives for officers, employees and consultants of Eco Soil and its subsidiaries through the granting of options, thereby stimulating their personal and active interest in Eco Soil's development and financial success, and inducing them to remain in Eco Soil's employ.

         The 1998 Plan provides for option grants covering up to 1,600,000 shares of Eco Soil's common stock. As of April 17, 2000, options had been granted (net of those canceled) to purchase an aggregate of 1,255,761 shares of Eco Soil's common stock at prices ranging from $3.00 to $9.63 under the 1998 Plan. 308,645 additional shares remain available for grant under the 1998 Plan.

         1999 EQUITY PARTICIPATION PLAN. In April 1999, Eco Soil adopted the 1999 Equity Participation Plan of Eco Soil Systems, Inc. (the "1999 Plan"), under which 1,600,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to Eco Soil's senior management. Eco Soil's shareholders approved the adoption of the 1999 Plan in June 1999. The 1999 Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Code and nonqualified stock options. The 1999 Plan will terminate on April 19, 2009, unless sooner terminated by the Board of Directors. The principal purposes of the 1999 Plan are to provide incentives for members of Eco Soil's senior management through granting of options and stock purchase rights, thereby stimulating their personal and active interest in Eco Soil's development and financial success, and inducing them to remain in Eco Soil's employ. The 1999 Plan provides for option grants covering up to 1,600,000 shares of Eco Soil's common stock. As of April 17, 2000, options had been granted (net of those canceled) to purchase an aggregate of 1,060,000 shares of Eco Soil's common stock at prices ranging from $4.44 to $5.25 under the 1999 Plan. 540,000 additional shares remain available for grant under the 1999 Plan.

         1999 NEW HIRE STOCK OPTION PLAN. In June 1999, Eco Soil adopted the 1999 New Hire Stock Option Plan of Eco Soil Systems, Inc. (the "New Hire Plan"), under which 1,000,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to Eco Soil's employees. The New Hire Plan provides for the grant of non-qualified stock options. The principal purposes of the New Hire Plan are (i) to provide additional incentives for employees of Eco Soil to further the growth, development and financial success of Eco Soil by personally benefiting through the ownership of Eco Soil common stock which recognizes such growth, development and financial success and (ii) to enable Eco Soil to obtain and maintain the services of employees considered essential to the long range success of Eco Soil. The New Hire Plan provides for option grants covering up to 1,000,000 shares of Eco Soil's common stock. As of April 17, 2000, options had been granted (net of those canceled) to purchase an aggregate of 169,500 shares of Eco Soil's common stock at prices ranging from $3.00 to $5.25 under the New Hire Plan. 830,500 additional shares remain available for grant under the New Hire Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, the Compensation Committee was comprised of Messrs. Osborn, Potter and Adams. Mr. Adams is the Chief Executive Officer of Eco Soil. See "Item 13. Certain Relationships and Related Transactions" for a description of a $111,000 payment made by Eco Soil to Mr. Adams in 1999 in connection with the lease of Eco Soil's new headquarters facility.

         No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 17, 2000, the number and percentage ownership of Eco Soil's common stock by: (i) each director of Eco Soil, (ii) each Named Executive Officer (as defined above) of Eco Soil, (iii) each person or entity known by Eco Soil to own beneficially more than five percent of Eco Soil's common stock and (iv) all directors and executive officers of Eco Soil as a group.

                                                          AMOUNT AND NATURE OF            PERCENTAGE OF
                NAME AND ADDRESS (1)                      BENEFICIAL OWNERSHIP          OUTSTANDING SHARES
                --------------------                      --------------------          ------------------

William B. Adams (2) ..........................                1,805,290                      9.6%

Max D. Gelwix (3) .............................                  145,708                         *

Douglas M. Gloff (4) ..........................                1,122,833                      6.0%

Mark D. Buckner (5) ...........................                  120,000                         *

William S. Potter (6) .........................                  430,132                      2.3%
P.O. Box 8173
Rancho Santa Fe, CA 92067

S. Bartley Osborn (7) .........................                  112,833                         *
360 Orono Orchard Road
Wayzata, MN 55391

Fridolin Fackelmayer (8) ......................                   31,300                         *
Lombard Odier, Inc.
12 East 492 Street
New York, NY 10017

Edward N. Steel (9) ...........................                    3,300                         *
41 Ravine Lake Road
Bernardsville, NJ 07924

Robert W. O'Leary (10) ........................                        0                        0%
P.O. Box 7274
Rancho Santa Fe, CA 92067

All executive officers and directors as a group
(9 persons) (11) ..............................                3,669,646                     20.0%

-----------------
*Less than 1%.

(1) Except as indicated by footnote, each person or group identified has sole voting and investment power with respect to all shares of Eco Soil's common stock shown as beneficially owned by them. Except as otherwise indicated, the address of each of the above persons is c/o Eco Soil Systems, Inc., 10740 Thornmint Road, San Diego, California 92127.

(2) Includes 559,605 shares of Common Stock subject to currently exercisable options and warrants.

(3) Includes 76,608 shares of Common Stock subject to currently exercisable options and warrants.

(4) Includes 718,333 shares of Common Stock subject to currently exercisable options and warrants.

(5) Includes 100,000 shares of Common Stock subject to currently exercisable options.

(6) Includes 97,000 shares of Common Stock subject to currently exercisable options and warrants owned by Rugged Rigger, Inc., a California corporation that is wholly owned by Mr. Potter. Also includes 333,132 shares of Common Stock owned by Rugged Rigger.

(7) Includes 56,000 shares of Common Stock subject to currently exercisable options and warrants.

(8) Includes 31,300 shares of Common Stock subject to currently exercisable options.

(9) Includes 3,300 shares of Common Stock subject to currently exercisable options.

(10) See notes 1-4 and 6-9 above. Also includes 18,250 shares of Common Stock subject to currently exercisable options held by Dennis N. Sentz.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         In January 1999, Eco Soil paid $111,000 to Mr. Adams, $111,000 to Mr. Gloff and $60,000 to Mr. Gelwix to satisfy a contingent payment obligation agreed to by Eco Soil in December 1997 relating to Eco Soil's new headquarters facility. In the fall of 1997, the Board of Directors determined that Eco Soil needed a new headquarters facility but that Eco Soil should not make a long term commitment of its financial resources to ownership of the new facility. With this understanding, Messrs. Adams, Gloff and Gelwix sought out and found a new facility that would meet Eco Soil's needs. They then entered into an agreement to purchase the facility with the intent of leasing space to Eco Soil. Eco Soil, however, elected not to move forward on this basis. Instead, Eco Soil elected to acquire the rights of Messrs. Adams, Gloff and Gelwix to purchase the facility and then seek an unrelated third party with whom Eco Soil could enter into a sale-leaseback transaction. The transfer to Eco Soil of the purchase rights occurred in December 1997, and as consideration for the transfer Eco Soil agreed to pay Messrs. Adams, Gloff and Gelwix the amount, if any, by which Eco Soil's ultimate profit on a sale to a third-party purchaser exceeded $420,000. Eco Soil closed the purchase, sale and leaseback of the facility in December 1998, and the payments described above were made shortly thereafter in satisfaction of the contingent payment obligation related to such sale.

         Management of Eco Soil believes that the terms of the transactions described above were no less favorable to Eco Soil than would have been obtained from an unaffiliated third party. Any future material transactions and loans with officers, directors or 5% beneficial shareholders of Eco Soil's common stock, or affiliates of such persons, will be on terms no less favorable to Eco Soil than could be obtained from unaffiliated third parties and will be approved by a majority of the outside members of Eco Soil's Board of Directors who do not have an interest in the transactions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ECO SOIL SYSTEMS, INC.

May 1, 2000

                                    By:     /s/    William B. Adams
                                         --------------------------------------
                                            William B. Adams,
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER