Form 10-Q
period 2000-03-31
ECO SOIL SYSTEMS INC
filed 2000-05-15
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                    FORM 10-Q

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000

     Transition report pursuant to Section 13 or 15(d) of the Exchange Act. --- For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2000, 18,597,299 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

                                      INDEX
                             ECO SOIL SYSTEMS, INC.
                                    FORM 10-Q

                                                                                               PAGE
                                                                                               ----
      PART I.        FINANCIAL INFORMATION

      Item 1.        Financial Statements (unaudited)

                     Consolidated Balance Sheets as of March 31, 2000
                     and December 31, 1999                                                        3

                     Consolidated Statements of Operations for the
                     Three Months Ended March 31, 2000 and 1999                                   4

                     Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 2000 and 1999                                                5

                     Notes to Financial Statements                                                6

      Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                        8

      Item 3.        Quantitative and Qualitative Disclosure of Market Risk                      11

      PART II        OTHER INFORMATION

      Item 1.        Legal Proceedings                                                           12

      Item 3.        Defaults upon Senior Securities                                             12

      Item 5.        Other Information                                                           12

      Item 6.        Exhibits and Reports on Form 8-K                                            16

                                     PART I
ITEM 1.  FINANCIAL INFORMATION

                             ECO SOIL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                     March 31,        December 31,
                                                                                       2000                1999
                                                                                    (unaudited)           (note)
                                                                                    -----------           ------
Current Assets:
      Cash and cash equivalents                                                    $     1,224         $     1,228
      Accounts receivable, net of allowance for doubtful accounts of $1,893
        and $2,204 at March 31, 2000 and December 31, 1999, respectively                23,362              21,675
      Inventories                                                                       15,881              16,360
      Prepaid expenses and other current assets                                          5,605               4,588
                                                                                   -----------         -----------
Total current assets                                                                    46,072              43,851
Equipment under construction                                                             5,037               5,041
Property and equipment, net                                                             14,180              14,450
Intangible assets, net                                                                  14,075              14,374
Other assets                                                                             7,559               4,839
                                                                                   -----------         -----------
Total assets                                                                       $    86,923         $    82,555
                                                                                   ===========         ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                             $    26,364         $    24,438
      Accrued expenses                                                                   4,769               5,809
      Current portion of long-term obligations                                          40,384              34,276
                                                                                   -----------         -----------
Total current liabilities                                                               71,517              64,523

Long-term obligations, net of current portion                                            1,049               1,482
Deferred gain on sale/leaseback of building                                                509                 523
Other                                                                                      672
                                                                                                                 -

Shareholders' equity:
      Preferred stock
        $.005 par value; 5,000,000 shares authorized;                                        -                   -
        none issued and outstanding
      Common stock
        $.005 par value; 50,000,000 shares authorized at March 31, 2000 and
        December 31, 1999, 18,584,966 and 18,349,965 shares issued and
        outstanding at March 31, 2000 and December 31, 1999, respectively                   93                  92
      Additional paid-in capital                                                        57,389              55,578
      Warrants                                                                           4,126               2,733
      Accumulated deficit                                                              (48,432)            (42,376)
                                                                                   -----------         -----------
Total shareholders' equity                                                              13,176              16,027
                                                                                   -----------         -----------

Total liabilities and shareholders' equity                                         $    86,923         $    82,555
                                                                                   ===========         ===========

See accompanying notes

Note: The Balance Sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                             ECO SOIL SYSTEMS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2000                1999
                                                                           ----                ----
Revenues:
   Turf Partners                                                      $     12,527        $     11,659
   Agricultural Supply                                                       5,864               5,593
                                                                      ------------        ------------
     Total revenues                                                         18,391              17,252

Cost of revenues:
   Turf Partners                                                             9,222               9,252
   Agricultural Supply                                                       4,247               4,063
                                                                      ------------        ------------
     Total cost of revenues                                                 13,469              13,315
Gross profit                                                                 4,922               3,937
Operating expenses:
   Selling, general and administrative                                       8,561               7,768
   Research and development                                                    114                  93
   Amortization of intangibles                                                 293                 309
                                                                      ------------        ------------
Loss from operations                                                        (4,046)             (4,233)
Interest expense                                                             2,027                 710
Interest income                                                                 17                 143
                                                                      ------------        ------------
Net loss                                                              $     (6,056)       $     (4,800)
                                                                      ============        ============

Net loss per share, basic and diluted                                 $      (0.33)       $      (0.28)
                                                                      ------------        ------------
Shares used in calculating net loss per share, basic
and diluted                                                                 18,535              17,182
                                                                      ============        ============

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           2000                 1999
                                                                                           ----                 ----
OPERATING ACTIVITIES:
Net loss                                                                                   (6,056)              (4,800)
Adjustments to reconcile net cash used in operating activities:
   Depreciation and amortization                                                            1,063                  868
   Amortization of debt issuance costs and discount on long term debt                         813                   82
   Deferred rent                                                                              (15)
   Provision for losses on accounts receivable                                                134                   77
   Loss/(gain) on sale of property and equipment                                               17                  (16)
   Issuance of stock options/warrants for services                                             51                  204
Changes in operating assets and liabilities,
     net of effect of acquired  businesses:
  Accounts receivable                                                                      (1,930)              (5,034)
  Inventories                                                                                 298               (4,209)
  Prepaid expenses and other assets                                                          (724)                 144
  Accounts payable                                                                          1,941               10,012
  Accrued expenses                                                                           (410)              (1,031)
                                                                                      -----------           ----------
Net cash used in operating activities                                                      (4,818)              (3,703)

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment                                                -                   36
Purchase of property and equipment                                                           (308)              (1,466)
                                                                                      -----------           ----------
Net cash used in investing activities                                                        (308)              (1,430)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                                 -                    5
Proceeds from short-term obligations                                                       19,184                    -
Repayments from short-term obligations                                                    (13,411)                   -
Proceeds from long-term obligations                                                             -                2,349
Repayments of long-term obligations                                                          (100)                 (64)
Net proceeds from issuance of common stock                                                     44                  325
Debt Issunce Costs                                                                           (595)                   -
                                                                                      -----------           ----------
Net cash provided by financing activities                                                   5,122                2,615
                                                                                      -----------           ----------
Net decrease in cash                                                                           (4)              (2,518)
Cash and cash equivalents at beginning of period                                            1,228                3,410
                                                                                      -----------           ----------
Cash and cash equivalents at end of period                                            $     1,224           $      892
                                                                                      ===========           ==========

See accompanying notes

                             ECO SOIL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 2000 and 1999 have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     During the second quarter of 1999, Turf Partners and Agricultural Supply entered into lease agreements with the Company for the proprietary BioJect systems. Therefore, the revenues, profits and asset values related to the BioJect systems are reported in the Corporate segment. In the first quarter of 1999, these inter-company lease agreements did not exist; therefore, the revenues, gross profit and asset values were reported in the Turf Partners and Agricultural Supply segments, respectively.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on net profit or loss.

                                        REVENUES                SEGMENT LOSSES            SEGMENT ASSETS
                                        --------                --------------            --------------
                                      FOR THE THREE MONTHS ENDED MARCH 31,                    MARCH 31,
                                      ------------------------------------                    ---------
                                  2000          1999          2000          1999         2000          1999
                                  ----          ----          ----          ----         ----          ----
TURF PARTNERS                  $  12,527     $ 11,659     $ (1,489)     $ (1,645)     $ 40,016      $ 41,945
AGRICULTURAL SUPPLY                5,864        5,593         (128)          (26)       23,722        25,083
CORPORATE AND OTHER                    -            -       (4,439)       (3,129)       23,185         7,072
                               ---------     --------     ---------     ---------     --------      --------
TOTAL                          $  18,391     $ 17,252     $ (6,056)     $ (4,800)     $ 86,923      $ 74,100
                               =========     ========     =========     =========     ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Management's Discussion and Analysis that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including but not limited to those referred to in "Item 5. Other Information. Factors That Could Affect Future Performance."

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 2000. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 will provide additional information.

     In addition to other endeavors, the Company develops, markets and sells proprietary biological and traditional chemical products to two principal segments: the turf and golf management market ("Turf Partners") and the agricultural and crop market ("Agricultural Supply").

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO FIRST QUARTER ENDED
MARCH 31, 1999

RESULTS OF OPERATIONS

REVENUES

     For the first quarter of 2000, our revenues were $18.4 million, an increase of 6.6% versus $17.3 million for the first quarter of 1999. The increase in revenues reflects an increase in both Turf Partners and Agricultural Supply segment revenues.

     For the first quarter of 2000, our Turf Partners revenues were $12.5 million, an increase of 7.4% versus $11.7 million for the first quarter of 1999. Proprietary sales for Turf Partners increased to $352,000 during the first quarter of 2000 from $346,000 during the first quarter of 1999. Distributed sales increased from $12.2 million for the first quarter of 2000 from $11.3 million during the first quarter of 1999. The increase in distributed sales is due to the integration of the former Scotts' salesmen into the sales force, which had not been accomplished in the first quarter of 1999.

     For the first quarter of 2000, our Agricultural Supply revenues were $5.9 million, an increase of 4.8% versus $5.6 million for the first quarter of 1999. Proprietary sales for Agricultural Supply increased to $940,000 during the first quarter of 2000 from $199,000 during the first quarter of 1999. The increase in proprietary revenues was primarily due to our first deliveries of our new RhizUp product. Distributed sales decreased to $4.9 million during the first quarter of 2000 compared to $5.4 million for the first quarter of 1999. The decrease in distributed sales was due to poor climate conditions in our agricultural markets.

GROSS PROFIT

     For the first quarter of 2000, our gross profit was $4.9 million, an increase of 25.0% versus $3.9 million for the first quarter of 1999. The increase in gross profit was due to the increase in both Turf Partners and Agricultural Supply segment revenues. For the first quarter of 2000, our gross margin was 26.8% versus 22.8% for the first quarter of 1999. The increase in gross margin is attributed to a greater mix of proprietary sales, resulting in part from the new "Focus Products" sales commission program in the Turf Partners business, that rewards for the sale of higher margin products.

     For the first quarter 2000, the gross profit on Turf Partners revenues was $3.3 million, an increase of 37.3% versus $2.4 million for the first quarter 1999. The increase in gross profit on Turf Partners revenues is related to the increase in distributed revenues. For the first quarter of 2000, the gross margin on Turf Partners products was 26.4% versus 20.7% for the first quarter of 1999. The increase in gross margin is due to the new sales commission program discussed above.

     For the first quarter 2000, the gross profit on the Agricultural Supply revenues was $1.6 million, an increase of 5.7% versus $1.5 million for the first quarter 1999. For the first quarter 2000, the gross margin on the Agricultural Supply sales was 27.6% versus 27.4% for the first quarter 1999. The gross margin associated with the increased sales of proprietary products was offset by the lower margin distributed sales. Gross margin on distributed sales was negatively impacted due to lower inventory rebates (applied against cost of goods sold) in the first quarter 2000 compared to the first quarter 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the first quarter 2000, selling, general and administrative ("SG&A") expense was $8.6 million, an increase of 10.1% versus $7.8 million for the first quarter of 1999. SG&A expense as a percentage of revenues was 46.6% for the first quarter 2000 compared to 45.0% for the first quarter 1999. The increase in SG&A was primarily due to additional overhead related to opening new locations in our Agricultural Supply segment, the additional personnel costs associated with the Scotts' sales force that was integrated in the second quarter of 1999 and additional costs related to corporate personnel.

RESEARCH AND DEVELOPMENT

     For the first quarter of 2000, research and development expense was $114,000, compared to $93,000 for the first quarter of 1999. The increase in research and development expense is due to ongoing analysis and testing of proprietary technology by Eco Soil, particularly the microbes obtained from Agrium in September 1999.

AMORTIZATION EXPENSE

     For the first quarter of 2000, amortization expense was $293,000, compared to $309,000 for the first quarter of 1999.

INTEREST EXPENSE

     For the first quarter of 2000, interest expense was $2.0 million, an increase of 186.0% versus $710,000 for the first quarter 1999. The increase in interest expense reflects an increase in the amount of debt outstanding and amortization of debt issuance costs.

NET LOSS

     For the first quarter of 2000, net loss was $6.1 million or $0.33 per share compared to a net loss of $4.8 million or $0.28 per share for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception from revenues from sales of our products, sales of our common stock, borrowings from our principal shareholders and debt financing. For the first quarter of 2000, our operating and investing used cash of $5.1 million.

     On August 25, 1998, we completed a financing transaction providing us with $15 million in gross proceeds. We issued an aggregate of $15 million principal amount of our Senior Subordinated Notes due 2003 pursuant to Note and Warrant Purchase Agreements dated as of August 25, 1998 between Albion Alliance Mezzanine Fund and us and between Paribas Capital Funding LLC and us. We have entered into a series of amendments of the Note and Warrant Purchase Agreements, which have, among other things, changed the rate of interest payable on the notes, eliminated prepayment penalties on the notes and revised financial covenants.

     On June 30, 1999, our Turf Partners subsidiary entered into a credit agreement with Coast Business Credit (the "Coast Working Capital Facility"). The Coast Working Capital Facility is a $25 million three-year credit facility based upon Turf Partners' eligible inventory and receivables and has an interest rate of prime rate plus 1.00%. On July 2, 1999, the Company drew down on the facility and paid all amounts due under and terminated a line of credit with Imperial Bank. As of March 31, 2000, Turf Partners had fully utilized the availability under the Coast Working Capital Facility based on its eligible inventory and receivables. However, based on an increased advance rate and loan limit on inventory, an additional $3 million in working capital will be available in the second quarter.

     On June 30, 1999 The Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million; three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. As of March 31, 2000, Agricultural Supply had fully utilized the availability under the FNB Working Capital Facility based on its eligible inventory and receivables.

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

     On January 24, 2000, the Company issued $4.5 million of Senior Secured Convertible Debentures (the "Debentures") and warrants to purchase 356,436 shares of common stock. The Debentures are due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option.

     The Company's Senior Subordinated Notes (the "Notes"), the Debentures, the Coast Term Loan and the respective working capital facilities contain certain restrictions and limitations on the Company's operations, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Notes, the Coast Term Loan and the respective working capital facilities also contain certain covenants which require the company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of March 31, 2000, the Company was not in compliance with certain of these covenants. First National Bank has provided a waiver of such covenants through March 31, 2000. Also, Coast Business Credit and the lenders for the Notes have provided waivers of such covenants through July 31, 2000. Management expects to be in compliance with covenants on the Coast Term Loan and respective working capital facilities after the waivers expire and to remain in compliance through December 31, 2000. However, there can be no assurance that the Company will remain in compliance, and therefore, the Company has classified the debt associated with the Notes as current in the accompanying balance sheet.

     The Company has entered into a definitive agreement to sell substantially all of the assets of its Turf Partners subsidiary to the J.R. Simplot Company for a purchase price equal to six times Turf Partners 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) from sales of distributed products, subject to certain adjustments. Simplot also will assume liabilities associated with existing vendor payables, contracts and leases, and will assume amounts outstanding under the Coast Working Capital Facility.

     The transaction is expected to close during July 2000, subject to certain customary closing conditions, including the approval of Eco Soil shareholders, the receipt of various third party consents and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. At the closing, Simplot will make a down payment of $20 million, subject to an adjustment of up to $5 million if: (a) Turf Partners' net tangible assets at June 30, 2000 are more or less than $3 million, (b) if Turf Partners has not generated at least 75% of the EBITDA it has projected for the first six months of 2000 or (c) if Turf Partners fails to satisfy other balance sheet tests. The down payment also will be reduced by the amount, if any, by which the amount outstanding on the Coast Working Capital Facility exceeds $17 million.

     Simplot will pay the balance of the purchase price in March 2001 based on an audited balance sheet as of June 30, 2000 and statements of operations for the year ended December 31, 2000. The final purchase price will be subject to adjustment based on the same balance sheet factors that apply in July 2000 and will be reduced by the an amount equal to the average amount outstanding under the Coast Working Capital Facility during 2000.

     We have entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot, under which Simplot will loan us $3 million, subject to certain closing conditions, to provide working capital to Turf Partners pending the closing of the asset sale.

     The Company intends to finance its future operations and growth through a combination of cash flows from operations, borrowings available under lines of credit and public or private debt or equity financing. In the event that the sale of Turf Partners assets to Simplot is not consummated, Eco Soil will need to obtain additional financing to repay the term loan from Simplot and other outstanding long-term debt and to finance continuing operating losses. In such event, there can be no assurance that Eco Soil will be successful in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern.

YEAR 2000

     In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. During the fourth quarter of 1999, we completed the upgrading of our existing computer software and information technology ("IT") systems. In addition, we completed the testing of our utility systems (heat, light, telephones, etc.) and other non-IT systems. Through April 2000, we have experienced no significant disruptions in critical IT and non-IT systems and believe those systems responded to the Year 2000 date change. The Company expensed a minimal amount of funds in connection with testing and remediating of our systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor our IT and non-IT systems and those of our suppliers and vendors throughout Year 2000.

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

     The Company is exposed to changes in interest rates from the Notes and Debentures, which are due in full in 2003 and 2001, respectively. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of these debt instruments by approximately $409,000 as of March 31, 2000.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On November 24, 1999, a purported class action securities complaint was filed against the Company and three of its officers and/or directors, William B. Adams, Douglas M. Gloff and Mark. D. Buckner, by Edward Wissinger. The suit is allegedly brought by Mr. Wissinger on behalf of all purchasers of Eco Soil common stock during the period from April 13, 1999 (the date Eco Soil filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission) and November 3, 1999 (the date on which Eco Soil issued its quarterly earnings release for the three months ended September 30, 1999). The complaint alleges that defendants failed to sufficiently identify certain risks associated with the Company's agricultural business in Mexico, thereby artificially inflating the Company's stock price. The Company and the individual defendants believe the allegations are without merit and are defending the case vigorously. The Company and the individual defendants filed a motion to dismiss the complaint on December 28, 1999, which is scheduled to be heard June 19, 2000.

     From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material, adverse effect on the Company.

ITEM 3.  DEFAULTS UPON SECURITIES

     The Company's Notes, the Coast Term Loan and the respective working capital facilities contain certain restrictions and limitations on the Company's operations including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Notes, the Coast Term Loan and the respective working capital facilities also contain certain covenants which require the company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of March 31, 2000, the Company was not in compliance with certain of these covenants. First National Bank has provided a waiver of such covenants through March 31, 2000. Also, Coast Business Credit and the lenders for the Notes have provided waivers of such covenants through July 31, 2000. Management expects to be in compliance with covenants on the Coast Term Loan and respective working capital facilities after the waivers expire and continuing through December 31, 2000. However, there can be no assurance that the Company will remain in compliance and therefore, the Company has classified the debt associated with the Notes as current in the accompanying balance sheet.

ITEM 5.  OTHER INFORMATION

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward-looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-K for the fiscal year ended December 31, 1999.

     At March 31, 2000, we had an accumulated deficit of $48.4 million. Our loss before interest, depreciation and amortization for the quarter ended March 31, 2000 was $3.0 million. We have historically experienced losses due to significant expenditures for product development, sales, marketing and administrative costs, as well as amortization costs associated with our acquisitions of turf and agricultural products dealers.

     Our proprietary products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that our efforts to increase sales of proprietary products to turf and agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established and will become successful, or that our intended customers will purchase our systems and products instead of competing products. In addition, there can be no assurance that we will be able to obtain significant customer satisfaction or market share with our proprietary products.

     Due to our history of operating losses and because we may not be able to satisfy financial covenants contained in our long-term debt instruments, there is substantial doubt about our ability to continue as a going concern unless we are able to obtain additional equity financing. We anticipate that without additional financing we would likely run out of cash to fund our operations during the third quarter of 2000. As noted in the "Liquidity and Capital Resources" section, we and our wholly owned subsidiary Turf Partners, Inc. have entered into an Amended and Restated Asset Purchase Agreement pursuant to which Turf Partners will sell substantially all of its assets to the J.R. Simplot Company. Also, we have entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot, under which Simplot will loan us $3 million, subject to certain closing conditions, to provide working capital to Turf Partners pending the closing of the asset sale. Furthermore, an additional $3 million will be available form the Coast Working Capital Facility in the second quarter. We currently do not have any arrangements to obtain other sources of financing. We also cannot give you any assurance that the sale of Turf Partners' assets will be completed. In the event that the sale of Turf Partners assets to Simplot is not consummated, we will need to obtain additional financing to repay the loan from Simplot and other outstanding long-term debt and to finance continuing operating losses. In such event, there can be no assurance that Eco Soil will be successful in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. If we were unable to secure such financing, we would at a minimum be forced to revise our 2000 operating plan. The report of independent accountants in our financial statements for the period ended December 31, 1999, filed on Form 10-K with the Commission, includes an explanatory paragraph to this effect.

     We have received a term loan and our subsidiaries have received lines of credit from financial institutions, and we have received debt financing from institutional investors through the issuance of convertible debentures and senior subordinated notes. The loan documents to which we and our subsidiaries are parties, including the senior subordinated notes, contain restrictions on our activities and financial covenants with which our subsidiaries and we must comply. Among other things, the financial covenants require us and our subsidiaries to satisfy net worth requirements, debt service coverage ratios and other financial tests. In the past, we have obtained waivers and an amendment of the senior subordinated notes to remain in compliance with the financial covenants and avoid default. For example, for the quarter ended December 31, 1999, our failure to comply with these covenants resulted in a default under the senior subordinated notes, which was subsequently waived by the note holders. There can be no assurance that we and our subsidiaries will satisfy all of the applicable financial covenants in future quarters. To the extent we or any of our subsidiaries does not satisfy these requirements, we would be in default and our obligations could be declared immediately due and payable. To avoid a default, we may be required to obtain waivers from third parties, which might not be granted. A default on indebtedness from one lender could result in the acceleration of indebtedness from other lenders. In addition, we also can give no assurance that our cash flow and capital resources will be sufficient to repay our indebtedness or that we will be successful in obtaining alternate financing. In the event we or any of our subsidiaries is unable to repay debts, we may be forced to delay the expansion of our business, sell some of our assets, obtain additional equity capital or refinance or restructure our debt, any of which could have a material adverse effect on our business, prospects and financial condition.

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

     We have received a notice from the Nasdaq Stock Market that our net tangible assets at December 31, 1999 did not meet Nasdaq's $4,000,000 net tangible assets requirement for continued listing on the Nasdaq National Market. Accordingly, Nasdaq has advised us that it is reviewing our eligibility for continued listing. For Nasdaq purposes, net tangible assets equal total assets minus total liabilities minus goodwill minus redeemable securities. Based on a review of our Annual Report on Form 10-K, Nasdaq calculated our net tangible assets at December 31, 1999 to be $3,044,089. If Nasdaq were to apply the same calculation to our March 31, 2000 balance sheet, our net tangible assets would be even less. Nasdaq has asked us to submit a specific plan to achieve and sustain compliance with all Nasdaq National Market listing requirements. We intend to submit such a plan, in which we will point out, among other things, that completion of the pending sale of the assets of our Turf Partners subsidiary to Simplot would bring us back into compliance with the net tangible assets requirement. If Nasdaq determines that our plan does not adequately address Nasdaq's concerns, Nasdaq may immediately send a formal notice of deficiency and commence the delisting process. If Nasdaq were to begin delisting proceedings against us, it could reduce the level of liquidity currently available to our stockholders. If our common stock were delisted, the price of the common stock would, in all likelihood, decline. In addition, it would be an event of default under our Convertible Subordinated Debentures if our shares were delisted from Nasdaq.

     If our common stock is delisted from the Nasdaq National Market, we could apply to have the common stock quoted on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market has a similar set of criteria for initial and continued quotation. We may not, however, meet the requirements for initial or continued quotation on the Nasdaq SmallCap Market. If we were not able to meet the requirements of the Nasdaq SmallCap Market, trading of our common stock could be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, in what is commonly referred to as the "pink sheets."

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

     In September of 1999, Eco Soil acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. Among other things, the acquisition included a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. Eco Soil has increased its research and development efforts to determine which microbes will be suitable for distribution through the BioJect system or as a new FreshPack product. We may not be successful, however, in identifying microbes that will be suitable for commercial deployment or in creating products comprised of these microbes. Even if we do identify product candidates, we will need to obtain EPA approvals of the products to market them as pesticides. In order to market a microbial product as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. In addition, if a microbe is sold as a pesticide for use on crops, we must also seek to have a tolerance level set by the EPA which would define the acceptable limit on the amount of microbes that could be present on a given raw agricultural commodity at the time of harvest. Registration of microbial products as pesticides is a lengthy and expensive process that may or may not result in EPA approval. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we may be unable to sell products based on the microbes we obtained from Agrium or any other microbes.

     The Company may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on behalf of the Company. The Company currently carries product liability insurance. There can be no assurance, however, that such product liability insurance will adequately protect the Company against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business and prospects of the Company.

     Some states have laws imposing liability on certain parties for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. The Company is also subject to certain other environmental laws, including the Environmental Protection Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. The Company does not currently maintain insurance for any environmental claims, which might result from the release of its products into the environment in a manner or in concentrations not permitted by law. Thus, a claim for environmental liability could have a material adverse effect on the Company.

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

     The Company is dependent upon the active participation of William B. Adams, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Adams could have a material adverse effect upon the Company's future operations. The Company's success depends in large part on its ability to attract and retain qualified scientific, financial and management personnel. The Company faces competition for such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

 10.1 (2) Convertible Debentures and Warrant Purchase Agreement, dated as of January 17, 2000, by and among Eco Soil Systems, Inc., Agricultural Supply, Inc., Turf Partners, Inc., Sistemas Y Equipos Agricolas, S.A. de C.V., Agricultural Supply de Mexico, S.A. de C.V. and the investors signatory thereto.

 10.2 (2) 7% Senior Secured Convertible Debentures, dated as of January 24, 2000, in favor of the investors listed on Schedule 1 attached thereto.

 10.3 (2) Stock Purchase Warrant, dated as of January 24, 2000, issued to the investors listed on Schedule 1 attached thereto.

 10.4 (2) Registration Rights Agreement, dated as of January 17, 2000, between Eco Soil Systems, Inc. and the investors signatory thereto.

 10.5 (2) Security Agreement, dated as of January 17, 2000, by and among Eco Soil Systems, Inc., Agricultural Supply, Inc., Turf Partners, Inc., Sistemas Y Equipos Agricolas, S.A. de C.V., Agricultural Supply de Mexico, S.A. de C.V. and BH Capital Investments, L.P., for itself and in trust, as agent for Excalibur Limited Partnership, Gundyco in trust for RSP 550-98866-19 and MB Capital Partners.

 10.6 (2) Amendment No. 3 to Note and Warrant Purchase Agreement, dated as of November 12, 1999 among the Company, Albion Alliance Mezzanine Fund, L.P. and Paribas Capital Funding LLC.

 10.7 (2) Amendment No. 4 to Note and Warrant Purchase Agreement, dated as of December 21, 1999 among the Company, Albion Alliance Mezzanine Fund, L.P. and Paribas Capital Funding LLC.

 10.8 (2) Amendment No. 5 to Note and Warrant Purchase Agreement, dated as of January 21, 2000 among the Company, Albion Alliance Mezzanine Fund, L.P. and Paribas Capital Funding LLC.

 10.9 (1) Term Loan Agreement dated as of April 12, 2000 among Turf Partners, Inc. and Eco Soil Systems, Inc. and J.R. Simplot Company.

 10.10(1)     Amendment No. 4 to Loan and Security Agreement, dated as of
              May 4, 2000 among Turf Partners, Inc. and Coast Business Credit.

 27.1 (1)     Financial Data Schedule


--------------------
(1)  Filed herewith.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed January 26, 2000.


(B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K (File No. 001-21975) under
Item 5 thereof on January 26, 2000, relating to the issuance of $4.5 million of principal amount of Senior Secured Convertible Debentures and warrants to purchase 356,436 shares of common stock.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Eco Soil Systems, Inc.


Date: May 15, 2000                  By: /s/ WILLIAM B. ADAMS
                                        --------------------
                                        William B. Adams
                                        Chairman and Chief Executive Officer


Date: May 15, 2000                  By: /s/ DENNIS N. SENTZ
                                        -------------------
                                        Dennis N. Sentz
                                        Chief Financial Officer
                                        (Principal financial officer and
                                        Principal accounting officer)