Form 10-Q
period 2000-06-30
ECO SOIL SYSTEMS INC
filed 2000-08-14
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2000, 18,704,535 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

                                      INDEX
                             ECO SOIL SYSTEMS, INC.
                                    FORM 10-Q


      PART I.        FINANCIAL INFORMATION                                                                      PAGE
      Item 1.        Financial Statements (unaudited)

                     Consolidated Balance Sheets as of June 30, 2000
                     and December 31, 1999                                                                         3

                     Consolidated Statements of Operations for the
                     Three Months and Six Months Ended June 30, 2000 and 1999                                      4

                     Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2000 and 1999                                                                  5

                     Notes to Financial Statements                                                                 6

      Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                        11

      Item 3.        Quantitative and Qualitative Disclosure of Market Risk                                       15

      PART II        OTHER INFORMATION

      Item 1.        Legal Proceedings                                                                            16

      Item 3.        Defaults upon Senior Securities                                                              16

      Item 5.        Other Information                                                                            16

      Item 6.        Exhibits and Reports on Form 8-K                                                             23


                                              ECO SOIL SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS
                                                                                                 JUNE 30,            DECEMBER 31,
                                                                                                   2000                  1999
                                                                                            -------------------    -----------------
                                                                                               (UNAUDITED)              (NOTE)
Current Assets:
     Cash and cash equivalents                                                                   $    447             $    131
     Accounts receivable, net of allowance for doubtful accounts of $938 and $1,546
        at June 30, 2000 and December 31, 1999, respectively                                        4,651                5,131
     Inventories                                                                                    5,517                5,681
     Prepaid expenses and other current assets                                                      2,943                3,078
                                                                                            -------------------    -----------------
Total current assets                                                                               13,558               14,021
Equipment under construction                                                                        4,908                5,042
Property and equipment, net                                                                        12,429               12,790
Intangible assets, net                                                                             13,668               14,374
Debt issuance costs                                                                                 5,667                4,075
Other assets                                                                                          606                  537
Net non-current assets of discontinued operations                                                   1,756                1,710
                                                                                            -------------------    -----------------

Total assets                                                                                     $ 52,592             $ 52,549
                                                                                            ===================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                            $  4,165             $  4,710
     Accrued expenses                                                                               2,792                3,661
     Current portion of long-term obligations                                                      27,019               21,617
     Net current liabilities of discontinued operations                                             9,099                4,704
                                                                                            -------------------    -----------------
Total current liabilities                                                                          43,075               34,692

Long-term obligations, net of current portion                                                         158                1,307
Deferred gain on sale/leaseback of building                                                           494                  523
Other                                                                                                 569                    -

Shareholders' equity:
     Preferred stock
        $.005 par value; 5,000,000 shares authorized; none issued and outstanding                     -                      -
     Common stock
        $.005 par value; 50,000,000 shares authorized at June 30, 2000 and
        December 31, 1999, 18,657,444 and 18,349,965 shares issued and
        outstanding at June 30, 2000 and December 31, 1999, respectively                               96                   92
     Additional paid-in capital                                                                    57,413               55,578
     Warrants                                                                                       3,966                2,733
     Accumulated deficit                                                                          (53,179)             (42,376)
                                                                                            -------------------    -----------------

Total shareholders' equity                                                                          8,296               16,027
                                                                                            -------------------    -----------------

Total liabilities and shareholders' equity                                                       $ 52,592             $ 52,549
                                                                                            ===================    =================


See accompanying notes.

Note: The Balance Sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                             ECO SOIL SYSTEMS, INC.
                 UNAUDITED CONSOILIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS                             SIX MONTHS
                                                                        ENDED JUNE 30,                          ENDED JUNE 30,
                                                             -----------------------------------       ----------------------------
                                                                  2000                  1999             2000                1999
                                                             ---------------        ------------       -----------       ----------
Revenues:
    Proprietary                                              $        2,138         $     2,664        $    3,429        $   3,208
    Distributed                                                       5,656               5,872            10,580           11,266
                                                            ------------------     ---------------    ---------------    ----------
          Total revenues                                              7,794               8,536            14,009           14,474

Cost of revenues:
    Proprietary                                                         984               1,606             1,805            2,414
    Distributed                                                       4,125               3,854             7,903            7,691
                                                            ------------------     ---------------    ---------------    ----------
          Total cost of revenues                                      5,109               5,460             9,708           10,105

Gross profit                                                          2,685               3,076             4,301            4,369

Operating expenses:
    Selling, general and administrative                               3,420               3,475             7,160            7,181
    Research and development                                            155                 159               269              252
     Amortization of intangibles                                        149                 132               291              289
     Restructuring charges                                            1,119                   -             1,119                -
     Legal settlement                                                     -                 198                 -              198
                                                            ------------------     ---------------    ---------------    ----------

Loss from operations                                                 (2,158)               (888)           (4,538)          (3,551)

Interest expense                                                        898                 470             1,934              884
Interest income                                                          58                   -                86              139
Income taxes                                                             92                   -                92                -
                                                            ------------------     ---------------    ---------------    ----------
Loss from continuing operations                                      (3,090)             (1,358)           (6,478)          (4,296)
Income (loss) from discontinued operations                           (1,495)              2,413            (4,325)             551
                                                            ------------------     ---------------    ---------------    ----------
Net income (loss)                                           $        (4,585)       $      1,055       $   (10,803)       $  (3,745)
                                                            ==================     ===============    ===============    ==========


Loss per share of common stock, basic:
Income (loss) from continuing operations                    $         (0.17)       $     (0.08)       $     (0.35)       $   (0.25)
Income (loss) from discontinued operations                            (0.08)              0.14              (0.23)            0.03
                                                            ------------------     ---------------    ---------------    ----------
Net income (loss)                                           $         (0.25)       $      0.06        $     (0.58)       $   (0.22)
                                                            ==================     ===============    ===============    ==========

Loss per share of common stock, diluted:
Income (loss) from continuing operations                    $         (0.07)
Income (loss) from discontinued operations                             0.13
                                                            ------------------
Net income (loss)                                           $          0.06
                                                            ==================

Shares used in calculating income (loss) per share, basic            18,623             17,341             18,579           17,262
                                                            ==================     ===============    ===============    ==========

Shares used in calculating income (loss) per share,
diluted                                                              18,623             17,080             18,579           17,262
                                                            ==================     ===============    ===============    ==========


See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          -----------------------------------
                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                          -----------------------------------

                                                                                                 2000               1999
                                                                                             --------------     -------------
OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                                   $ (6,478)          $ (4,296)
Adjustments to reconcile net cash used in operating activities:
         Depreciation and amortization                                                            2,231              1,349
         Amortization of debt issuance costs and discount on long-term                            1,843                185
         Deferred rent                                                                              (29)               --
         Provision for losses on accounts receivable                                              1,095                101
         Loss/(gain) on sale of property and equipment                                              (12)                97
         Issuance of stock options/warrants for services                                             51                242
         Gain on redemption of common stock                                                        (121)               --
         Write-off of debt issuance costs                                                            64                --
         Changes in operating assets and liabilities                                             (1,582)               169
                                                                                               --------           --------
  Net cash used in operating activities of continuing operations                                 (2,938)            (2,153)
  Net cash (used) provided by operating activities of discontinued operations                    (3,512)             2,500
                                                                                               --------           --------
  Net cash (used) provided by operating activities                                               (6,450)               347

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment                                                    --                 111
Proceeds from sale of patent rights                                                                 100                --
Purchase of property and equipment                                                                 (558)            (2,023)
Purchase of patents and licenses                                                                    (38)               (16)
                                                                                               --------           --------
Net cash used in investing activities of continuing operations                                     (496)            (1,928)
Net cash used in investing activities of discontinued operations                                    (43)              (291)
                                                                                               --------           --------
Net cash used in investing activities                                                              (539)            (2,219)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                                     --                  11
Proceeds from short-term obligations                                                              6,444                --
Repayments of short-term obligations                                                             (1,608)               --
Proceeds from long-term obligations                                                                 --               2,643
Repayments of long-term obligations                                                                (523)               (83)
Net proceeds from issuance of common stock                                                           44                942
Debt issuance costs                                                                                (607)               --
                                                                                               --------           --------
Net cash provided by financing activities of continuing operations                                3,750              3,513
Net cash provided by financing activities of discontinued operations                              3,203                  9
                                                                                               --------           --------
Net cash provided by financing activities                                                         6,953              3,522
                                                                                               --------           --------

Net (decrease) increase in cash                                                                     (36)             1,650
Cash and cash equivalents at beginning of period of continuing operations                           131                761
                                                                                               --------           --------

(Increase) decrease in cash and cash equivalents of discontinued operations                         352              2,218
Cash and cash equivalents at end of period of continuing operations                            $    447           $    193
                                                                                               ========           ========


See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended June 30, 2000 and 1999 have been made. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.   NET LOSS PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128"), basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding stock options and warrants. These shares are excluded when their effects are antidilutive.

3.   DISCONTINUED OPERATIONS

     On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' exiting long-term debt and vendor payables totaling $38.5 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

The results of the unaudited discontinued operations (in thousands) were as follows:


                                                     THREE MONTHS                           SIX MONTHS
                                                     ENDED JUNE 30,                        ENDED JUNE 30,
                                           ----------------------------------     ---------------------------------
                                                1999               2000                1999               2000
                                           --------------     ---------------     --------------    ---------------
                                             (UNAUDITED)        (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
Revenues                                    $    24,197        $    32,137         $    36,372       $    43,451

Cost of revenues                                 18,443             24,040              27,313            32,709
                                           --------------     ---------------     --------------    ---------------

Gross profit                                      5,754              8,097               9,059            10,742

Operating expenses:
    Selling, general and administrative           5,604              5,206              10,425             9,269
     Amortization of intangibles                    152                152                 304               304
                                           --------------     ---------------     --------------    ---------------
Income (loss) from operations                        (2)             2,739              (1,670)            1,169
     Interest expense                             1,429                326               2,591               618
     Income taxes                                    64                  -                  64                 -
                                           --------------     ---------------     --------------    ---------------
Net income (loss)                          $     (1,495)      $      2,413        $     (4,325)     $        551
                                           ==============     ===============     ==============    ===============


    For the periods presented, the Company borrowed funds from institutional lenders and accredited investors to provide working capital for the parent company and its subsidiaries. The interest expense associated with this debt was originally recorded by the parent company, but a portion of interest expense associate with this debt has been allocated to the discontinued operations noted above. Interest expense allocated to the discontinued operations totaled $730,000 and $330,000 for the three months ended June 30, 2000 and 1999, respectively, and $1.5 million and $621,000 for the six months ended June 30, 2000 and 1999, respectively. Also, selling, general and administrative expenses that were recorded by the parent company but were specifically an expense of the discontinued operations have been allocated to the discontinued operations as shown above. The amount of selling, general and administrative expenses allocated by the parent company to the discontinued operations totaled $728,000 and $126,000 for the three months ended June 30, 2000 and 1999, respectively, and $1.3 million and $622,000 for the six months ended June 30, 2000 and 1999, respectively.

    The historical consolidated balance sheets reflect the assets and liabilities of discontinued operations as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets.

     The following pro forma financial statements reflect the Asset Sale as if the sale to Simplot was completed on June 30, 2000. Also, this information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 2000.

    The following pro forma adjustments have been recorded to the historical financial statements: (i) an adjustment of $749,000 to reflect shipments to Turf Partners from the parent company as if they were independent companies as of June 30, 2000, (ii) the recognition of a gain on the sale of the discontinued operations of $17.8 million, (iii) the application of $23 million of proceeds from the Asset Sale as follows: (a) retired $14 million of the $15 million Senior Subordinated Notes, (b) repaid the Simplot Term Loan of $3 million received in July 2000, and (c) paid $1.1 million in closing fees, and (iv) a $3.9 million write-off of debt issuance costs related to the Senior Subordinated Notes.

             UNAUDITED PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS                           SIX MONTHS
                                                     ENDED JUNE 30,                        ENDED JUNE 30,
                                           ----------------------------------     ---------------------------------
                                                1999               2000                1999               2000
                                           --------------     ---------------     --------------    ---------------
Revenues:
    Proprietary                            $     2,887        $     2,664         $      4,179      $       3,208
    Distributed                                  5,656              5,872               10,579             11,266
                                           --------------     ---------------     --------------    ---------------
          Total revenues                         8,543              8,536               14,758             14,474

Cost of revenues:
    Proprietary                                    984              1,606                1,805              2,414
    Distributed                                  4,125              3,854                7,903              7,691
                                           --------------     ---------------     --------------    ---------------
          Total cost of revenues                 5,109              5,460                9,708             10,105

Gross profit                                     3,434              3,076                5,050              4,369

Operating expenses:
    Selling, general and administrative          3,420              3,475                7,160              7,181
    Research and development                       155                159                  269                252
     Amortization of intangibles                   149                132                  291                289
     Restructuring charges                       1,119                  -                1,119                  -
     Legal settlement                                -                198                    -                198
                                           --------------     ---------------     --------------    ---------------
Loss from operations                            (1,409)              (888)              (3,789)            (3,551)

Interest expense                                   898                470                1,934                884
Interest income                                     58                  -                   86                139
Income taxes                                        92                  -                   92                  -
                                           --------------     ---------------     --------------    ---------------
Loss from continuing operations                 (2,341)            (1,358)              (5,729)            (4,296)
Income (loss) from discontinued operations      (1,495)             2,413               (4,325)               551
Gain on sale of discontinued operations         17,803                  -               17,803                  -
                                           --------------     ---------------     --------------    ---------------
Net income (loss)                          $    13,967        $     1,055         $      7,749      $      (3,745)
                                           ==============     ===============     ==============    ===============

Loss per share of common stock, basic:
Income (loss) from continuing operations   $     (0.13)       $     (0.08)        $      (0.31)     $       (0.25)
Income (loss) from discontinued operations       (0.08)              0.14                (0.23)              0.03
Gain on sale of discontinued operations           0.96                  -                 0.96                  -
                                           --------------     ---------------     --------------    ---------------
Net income (loss)                          $      0.75        $      0.06         $       0.42      $       (0.22)
                                           ==============     ===============     ==============    ===============


Loss per share of common stock, diluted:
Income (loss) from continuing operations   $     (0.07)
Income (loss) from discontinued operations        0.13
Gain on sale of discontinued operations              -
                                           --------------
Net income (loss)                          $     (0.06)
                                           ==============

Shares used in calculating income (loss)
per share, basic                                18,623             17,341               18,579             17,262
                                           ==============     ===============     ==============    ===============

Shares used in calculating income (loss)
per share, diluted                              18,623             19,080               18,579             17,262
                                           ==============     ===============     ==============    ===============


                  UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                         JUNE 30,
                                                                                           2000
                                                                                     -----------------
                                                                                       (UNAUDITED)
    Current Assets:
         Cash and cash equivalents                                                       $   5,268
         Accounts receivable, net of allowance for doubtful accounts of
         $938 at June 30, 2000                                                               4,651
         Inventories                                                                         5,517
         Prepaid expenses and other current assets                                           2,943
                                                                                     -----------------
    Total current assets                                                                    18,379
    Equipment under construction                                                             4,908
    Property and equipment, net                                                             12,429
    Intangible assets, net                                                                   6,324
    Debt issuance costs                                                                      1,754
    Other assets                                                                               368
                                                                                     -----------------

    Total assets                                                                         $  44,162
                                                                                     =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Accounts payable                                                                $   4,165
         Accrued expenses                                                                    2,590
         Current portion of long-term obligations                                           12,848
         Net current liabilities of discontinued operations                                      -
                                                                                     -----------------
    Total current liabilities                                                               19,603

    Long-term obligations, net of current portion                                              559
    Deferred gain on sale/leaseback of building                                                494
    Other                                                                                      569

    Shareholders' equity:
         Preferred stock
         Common stock                                                                           96
         Additional paid-in capital                                                         57,413
         Warrants                                                                            3,966
         Accumulated deficit                                                               (38,538)
                                                                                     -----------------

    Total shareholders' equity                                                              22,937
                                                                                     -----------------

    Total liabilities and shareholders' equity                                           $  44,162
                                                                                     =================


4.       RESTRUCTURING CHARGES

    During the second quarter, the Company incurred a restructuring charge of $1.1 million as a result of the closure of five operating locations of the Agricultural Supply subsidiary located in the United States and Mexico.

    A total of 25 employees were terminated from these locations, with almost all of them having left the Company as of June 30, 2000. The remaining accrued liabilities associated with these operations are expected to be recognized during the second half of fiscal 2000.

      Details of the restructuring charge (in thousands) are as follows:


                                                                     CASH EXPENDED
                                      CASH/         AMOUNT OF       THROUGH JUNE 30,    ACCRUED LIABILITIES
DESCRIPTION OF CHARGE:                NON-CASH        CHARGE             2000            AT JUNE 30, 2000
-----------------------------------------------------------------------------------------------------------
REORGANIZATION OF AGRICULTURAL
SUPPLY OPERATING STRUCTURE:

     Severance of employees............  Cash      $        247   $          91        $             156
     Vacated lease facilities..........  Cash                63              --                       63
     Write-downs of assets removed
       from operations.................  Non-cash           780              38                      742
     Professional fees.................  Cash                23              --                       23
     Other.............................  Cash                 6               2                        4
                                                   -------------------------------------------------------
                                                   $      1,119   $         153        $             988
                                                   =======================================================


The following is a summary of revenue and net operating losses (in thousands) for the locations that were closed:


                                 THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                              ----------------------------------     -----------------------------------
                                   2000               1999               2000                1999
                              ---------------    ---------------     --------------    -----------------
REVENUES                      $       212                            $       610
                              ===============    ===============     ==============    =================
INCOME (LOSS) FROM
OPERATIONS                    $      (131)                           $      (272)
                              ===============    ===============     ==============    =================


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

     This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended June 30, 2000. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 will provide additional information.

OVERVIEW

     In addition to other endeavors, the Company develops, markets and sells proprietary biological products, and their delivery systems, for the golf and agricultural industries. The Company's most unique delivery system is the BioJect, a patented and EPA-approved device that stimulates and dispenses biological products through irrigation systems. All proprietary products are sold both direct and through traditional distribution channels into the turf market and through direct sales along with irrigation products into the agricultural market.

     On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' exiting long-term debt and vendor payables totaling $38.5 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

     In connection with the sale of Turf Partners' assets, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to perform a market test of the Company's proprietary products in ten of Simplot's Soilbuilders stores.

SECOND QUARTER ENDED JUNE 30, 2000 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1999

RESULTS OF OPERATIONS

REVENUES

     For the second quarter of 2000, our revenues were $7.8 million, a decrease of 8.7% versus $8.6 million for the second quarter of 1999.

     For the second quarter of 2000, our proprietary revenues were $2.1 million, a decrease of 19.8% versus $2.7 million for the second quarter of 1999. The decrease in proprietary revenues is due to inclement weather in most of our markets and decreased sales of FRESHPACK products compared to the second quarter of 1999. Distributed revenues were $5.7 million, a decrease of 3.7% versus $5.9 million for the second quarter of 1999. The decrease in distributed revenues resulted primarily from shortages of working capital for the agricultural distributed products business, which restricted the Company's ability to purchase adequate levels of inventories needed to support distributed product sales and to store closings.

GROSS PROFIT

     For the second quarter of 2000, our gross profit was $2.7 million, a decrease of 12.7% versus $3.1 million for the second quarter of 1999. The decrease in gross profit was due to the decrease in both proprietary and distributed revenues. For the second quarter of 2000, our gross margin was 34% versus 36% for the second quarter of 1999. The decrease in gross margin is attributed to a greater mix of distributed sales with a lower margin than proprietary sales. Also, the liquidity problems prevented the Company from purchasing at a volume in which the Company would have received cash discounts from the vendors. The absence of these discounts directly affects the gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the second quarter 2000, selling, general and administrative ("SG&A") expense was $3.4 million, a decrease of 1.6% versus $3.5 million for the second quarter of 1999. SG&A expense as a percentage of revenues was 44% for the second quarter 2000 compared to 41% for the second quarter 1999. Due to cost control efforts employed by the Company, the SG&A expenses remained constant.

RESEARCH AND DEVELOPMENT

     For the second quarter of 2000, research and development ("R&D") expense was $155,000 compared to $159,000 for the second quarter of 1999.

AMORTIZATION EXPENSE

     For the second quarter of 2000, amortization expense was $149,000 compared to $132,000 for the second quarter of 1999.

INTEREST EXPENSE

     For the second quarter of 2000, interest expense was $898,000, an increase of 92.8% versus $466,000 for the second quarter 1999. The increase in interest expense reflects the increase in the amount of debt outstanding and amortization of debt additional issuance costs recorded in the latter half of 1999 and the first half of 2000.

NET LOSS

     For the second quarter of 2000, net loss was $3.1 million or $.17 per share compared to a net loss of $1.4 million or $ .08 per share for the second quarter of 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

     For the first six months of 2000, revenues were $14 million, a decrease of 3.2% versus $14.5 million for the first six months of 1999.

     For the first six months of 2000, proprietary revenues were $3.4 million, an increase of 6.9% versus $3.2 million for the first six months of 1999. The increase in proprietary revenues is due to our initial deliveries of our new RHIZUP product, which were offset by the effects of inclement weather in most of our markets and decreased sales of FRESHPACK products compared to the second quarter of 1999. Distributed revenues were $10.6 million, a decrease of 6.1% versus $11.3 million for the first six months of 1999. The decrease in distributed revenues resulted primarily from shortages of working capital for the agricultural distributed products business, which restricted the Company's ability to purchase adequate levels of inventories needed to support distributed product sales and to store closings.

GROSS PROFIT

     For the first six months of 2000, the Company's gross profit was $4.3 million, a decrease of 1.5 % versus $4.4 million for the first six months of 1999. For the first six months of 2000, the Company's gross margin was 31% versus 30% for the first six months of 1999. The increase in gross margin was due to a better mix of proprietary and distributed sales during the first six months of 2000 compared to 1999. However, the effect of this increase was not fully realized due to the loss of cash discounts typically obtained from our vendors from higher volumes of purchases, which we were unable to reach as a result of our liquidity problems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     For the first six months of 2000 and 1999, SG&A expense was consistent at $7.2 million. SG&A expense as a percentage of revenues was 51% for the six months ended June 30, 2000 compared to 50% for the comparable period in 1999. Due to cost control efforts employed by the Company, the SG&A expenses remained constant despite the increased revenues noted above.

RESEARCH AND DEVELOPMENT

     For the first six months of 2000, R&D expense was $269,000, an increase of 6.8% versus $252,000 during the first six months of 1999. The increase in R&D expense is due to ongoing analysis and testing of proprietary technology by the Company, particularly the microbes obtained from Agrium in September 1999.

AMORTIZATION EXPENSE

     For the first six months of 2000, amortization expense was $291,000, an increase of less than 1% versus $289,000 during the first six months of 1999.

INTEREST EXPENSE

     For the first six months of 2000 interest expense was $1.9 million, an increase of 119% versus $884,000 during the first six months of 1999. The increase in interest expense reflects an increase in the amount of debt outstanding and amortization of additional debt issuance cost.

NET LOSS

     For the six months ended June 30, 2000 net loss was $6.5 million or $.35 per share versus net loss of $4.3 million or $.25 per share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception from revenues from sales of our products, sales of our common stock, borrowings from our principal shareholders and debt financing. For the second quarter of 2000, our operating and investing activities of the continuing operations used cash of $3.4 million.

     On August 25, 1998, we completed a financing transaction providing us with $15 million in gross proceeds. We issued an aggregate of $15 million principal amount of our Senior Subordinated Notes due 2003 pursuant to Note and Warrant Purchase Agreements dated as of August 25, 1998 between Albion Alliance Mezzanine Fund and us and between Paribas Capital Funding LLC (the "Lenders") and us. We have entered into a series of amendments of the Note and Warrant Purchase Agreements, which have, among other things, changed the rate of interest payable on the notes, eliminated prepayment penalties on the notes and revised financial covenants.

     On June 30, 1999, our Turf Partners subsidiary entered into a credit agreement with Coast Business Credit (the "Coast Working Capital Facility"). The Coast Working Capital Facility is a $25 million three-year credit facility based upon Turf Partners' eligible inventory and receivables and has an interest rate of prime rate plus 1.00%. On July 2, 1999, the Company drew down on the facility and paid all amounts due under and terminated a line of credit with Imperial Bank. Simplot assumed the Coast Working Capital Facility in connection with the Asset Sale completed on July 28, 2000.

     On June 30, 1999 The Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a

$10 million three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. As of June 30, 2000, Agricultural Supply had $735,000 of availability under the FNB Working Capital Facility based on its eligible inventory and receivables.

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

     On January 24, 2000, the Company issued $4.5 million of Senior Secured Convertible Debentures (the "Debentures") and warrants to purchase 356,436 shares of common stock. The Debentures are due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option. The Company reduced the exercise price of the warrants to purchase 356,436 shares of common stock to $1.00 and issued additional warrants to purchase an aggregate of 75,000 shares of common stock with an exercise price of $2.50 per share to the Debenture holders in connection with obtaining the Debenture holders' consent to the Term Loan from Simplot described below.

     The Company's Senior Subordinated Notes (the "Notes"), the Debentures, the Coast Term Loan and the FNB Working Capital Facility contain certain restrictions and limitations on the Company's operations, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Coast Term Loan and the FNB Working Capital Facility also contain certain covenants which require the company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of June 30, 2000, the Company was not in compliance with certain of these covenants. First National Bank provided a waiver of such covenants through June 30, 2000. Also, Coast Business Credit and the lenders for the Notes have provided waivers of such covenants through July 31, 2000. Management expects to be in compliance with covenants on the Coast Term Loan and respective working capital facilities after the waivers expire and to remain in compliance through December 31, 2000. However, there can be no assurance that the Company will remain in compliance, and therefore, the Company has classified the debt associated with the Notes as current in the accompanying balance sheet.

     We entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot. The $3 million Term Loan was obtained in July 2000 and used for working capital purposes. It was agreed upon between Simplot and the Company that the term loan would be repaid upon the closing of the asset sale.

     On July 28, 2000, the Company closed the Asset Sale and received proceeds of $23 million from Simplot. The proceeds were used to: (1) retire $14 million in principal amount of the Notes, (2) pay off the $3 million Term Loan from Simplot, and (3) pay $1.1 million of closing fees. The remaining proceeds of approximately $5 million will be used for working capital purposes.

     On July 28, 2000, the Company amended the Note and Warrant Purchase Agreements with the Lenders to eliminate financial covenants. The Company replaced the Notes with amended Senior Subordinated Notes (the "Amended Notes") with an aggregate principal amount of $1.4 million covering the principal and accrued interest of the Notes not paid on July 28, 2000. The Amended Notes bear interest at an annual rate of 14% and are due on January 28, 2002.
Monthly payments of $87,000 in the aggregate will begin on August 28, 2000.

     In addition, the Company intends to finance its future operations and growth through a combination of cash flows from operations, borrowings available under lines of credit and public or private debt or equity financing.

     We believe that the net proceeds from the sale of Turf Partners' assets, together with our existing cash balances, current performance and present plans, will be sufficient to finance our operations, make planned capital expenditures and fund future growth for the next 12 months.

YEAR 2000

       During the fourth quarter of 1999, we upgraded our existing computer software and information technology ("IT") systems and tested our utility systems (heat, light, telephones, etc.) and other non-IT systems to ensure their

Year 2000 readiness. Through July 2000, we have experienced no significant disruptions in critical IT and non-IT systems and believe those systems responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor our IT and non-IT systems and those of our suppliers and vendors throughout Year 2000.

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

     The Company is exposed to changes in interest rates from the Notes and Debentures, which are due in full in 2003 and 2001, respectively. A hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of these debt instruments by approximately $501,250 as of June 30, 2000.

                                     PART II

                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

    On November 24, 1999, a purported class action securities complaint was filed against the Company and three of its officers and/or directors, William B. Adams, Douglas M. Gloff and Mark. D. Buckner, by Edward Wissinger. The suit was allegedly brought by Mr. Wissinger on behalf of all purchasers of Eco Soil common stock during the period from April 13, 1999 (the date Eco Soil filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission) and November 3, 1999 (the date on which Eco Soil issued its quarterly earnings release for the three months ended September 30, 1999). The complaint alleged that defendants failed to sufficiently identify certain risks associated with the Company's agricultural business in Mexico, thereby artificially inflating the Company's stock price. On July 11, 2000, the Court dismissed without prejudice the class action complaint. The Court found that the plaintiff had failed to allege sufficient facts to state a claim in light of the heightened pleading standards applicable to the allegations made in the complaint. Under the Court's order, the plaintiff may amend his complaint at any time within 30 days of the Court's order to attempt to state a cognizable claim. The parties have by stipulation extended the deadline for filing the amended complaint to September 1, 2000.

    From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material, adverse effect on the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    The Agricultural Supply subsidiary's FNB Working Capital Facility contains certain restrictions and limitations on the Agricultural Supply subsidiary's operations including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Agricultural Supply subsidiary's FNB Working Capital Facility also contains certain covenants which require the Agricultural Supply subsidiary to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of June 30, 2000, the Company was not in compliance with certain of these covenants. FNB provided a waiver of such covenants through June 30, 2000. Management expects to be in compliance with covenants on the FNB working capital facility after the waiver expires and continuing through December 31, 2000.

ITEM 5. OTHER INFORMATION

SALE OF TURF PARTNERS ASSETS

     On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary to the J.R. Simplot Company for total consideration of $61.5 million, including a cash payment of $23 million and the assumption of Turf Partners' exiting long-term debt and vendor payables totaling $38.5 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The sale of Turf Partners' assets was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000. The terms of the sale of Turf Partner's assets were determined on the basis of arms length negotiations.

     In connection with the sale of Turf Partners' assets, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to perform a market test of the Company's proprietary products in ten of Simplot's Soilbuilders stores.

     The foregoing summary of the terms of the Amended and Restated Asset Purchase Agreement, as amended, the asset sale and the Distribution and License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Asset Purchase Agreement, the First Amendment to Amended and Restated Asset Purchase Agreement and the Distribution and License Agreement, copies of which are included as Exhibits 10.1, 10.5 and 10.13 and incorporated herein by reference.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward-looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its Proxy Statement dated June 26, 2000 for its 2000 Annual Meeting of Shareholders.

     At June 30, 2000, we had an accumulated deficit of $53.2 million. We have historically experienced losses due to significant expenditures for product development, sales, marketing and administrative costs, as well as amortization costs associated with our previous acquisitions of turf and agricultural products dealers.

     On April 5, 2000, we, and our subsidiary Turf Partners, entered into an Amended and Restated Asset Purchase Agreement, as amended by a First Amendment to Asset Purchase Agreement dated June 9, 2000, with the J.R. Simplot Company pursuant to which Simplot acquired substantially all of Turf Partners' assets (the "Asset Sale"). We completed the Asset Sale on July 28, 2000. Due to the Asset Sale, our business is substantially smaller. It is expected that a large portion of our sales will now be generated through the sale and distribution of our proprietary products to turf and agricultural markets, as well as irrigation products through our Agricultural Supply distribution network. The agricultural products and supply business does not historically represent a large portion of our business or revenues. The growth of our proprietary and other products sales in agricultural markets depends heavily upon the strength of the domestic and international agricultural economies. If these economies weaken, demand for our proprietary and other products may decline and our business or future financial results could suffer. We also intend to sell proprietary products into turf markets through Simplot's distribution channels, including those acquired in the asset sale, pursuant to the distribution agreements between Eco Soil and Simplot entered into in connection with closing the asset sale. Sales of our products through Simplot's distribution channels may not result in sales equal to those historically recorded by Turf Partners.

     In the purchase agreement that governed the Asset Sale, we agreed to indemnify Simplot for the breach of our representations and warranties contained in the purchase agreement and for other matters. For example, an indemnification claim by Simplot might result if representations we or Turf Partners made in the purchase agreement are later proved to be materially incorrect. Significant indemnification claims by Simplot could materially and adversely affect our financial condition and results of operations.

     Sales of our proprietary products recently have declined. Our proprietary products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that our efforts to increase sales of proprietary products to turf and agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established and will become successful, or that our intended customers will purchase our systems and products instead of competing products. In addition, there can be no assurance that we will be able to obtain significant customer satisfaction or market share with our proprietary products. Failure to reverse the decline in sale of proprietary products would have a material adverse effect on our business.

     Primarily because of our history of operating losses and because we may not be able to satisfy financial covenants contained in our long-term debt instruments, the report of independent accountants in our financial statements for the period ended December 31, 1999, filed on Form 10-K with the Commission, includes an explanatory paragraph regarding our ability to continue as a going concern unless we are able to obtain additional equity financing. We believe that the net proceeds from the sale of Turf Partners' assets, together with our existing cash balances, current performance and present plans, will be sufficient to finance our operations, make planned capital expenditures and fund future growth for the next 12 months.

     We have received a term loan and our Agricultural Supply subsidiary has received a line of credit from financial institutions, and we have received debt financing from institutional investors through the issuance of convertible debentures and senior subordinated notes. Some of the loan documents to which we and Agricultural Supply are parties, contain restrictions on our activities and financial covenants with which Agricultural Supply and we must comply. Among other things, the financial covenants require us and Agricultural Supply to satisfy net worth requirements, debt service coverage ratios and other financial tests. In the past, we have obtained waivers to remain in compliance with the financial covenants and avoid default. There can be no assurance that we or Agricultural Supply will satisfy all of the applicable financial covenants in future quarters. To the extent we or Agricultural Supply do not satisfy these requirements, we would be in default and our obligations could be declared immediately due and payable. To avoid a default, we may be required to obtain waivers from third parties, which might not be granted. A default on indebtedness from one lender could result in the acceleration of indebtedness from other lenders. In addition, our cash flow and capital resources might not be sufficient to repay our indebtedness or that we will be successful in obtaining alternate financing. In the event we or Agricultural Supply are unable to repay debts, we may be forced to delay the expansion of our business, sell some of our assets, obtain additional equity capital or refinance or restructure our debt, any of which could have a material adverse effect on our business, prospects and financial condition.

     Our agreement with the holders of our 7% Senior Convertible Debentures prohibits us from selling any shares of our capital stock or securities convertible into shares of our capital stock prior to 12 months after January 24, 2000 without giving such holders (i) a right of first refusal to purchase shares of our capital stock or capital stock equivalents on the same terms on which we are prepared to sell them to other investors and (ii) if such holders do not exercise their right of first refusal, the further right to exchange their convertible debentures and warrants for an equivalent dollar amount of the new securities we offer. These restrictions may impair our ability to raise equity capital on terms satisfactory to us, if at all. Our inability to raise needed funds would have a material adverse effect on our business, financial condition and results of operations.

     We have received a notice from the Nasdaq Stock Market that based on a review of our Annual Report on Form 10-K, Nasdaq calculated our net tangible assets at December 31, 1999 to be below Nasdaq's $4,000,000 minimum. At the time the notice was provided, Nasdaq asked us to submit a specific plan to achieve and sustain compliance with all Nasdaq National Market listing requirements. On May 23, 2000, we submitted such a plan, in which we outlined, among other things, how completion of the asset sale would bring us back into compliance with the net tangible assets requirement. In a letter received on June 15, 2000, Nasdaq granted us an extension of the deadline to comply with Nasdaq's listing requirements, subject to (i) the sale of Turf Partners' assets closing no later than July 31, 2000, (ii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 being filed no later than August 15, 2000 and (iii) such Form 10-Q demonstrating compliance with Nasdaq's listing requirements. Although we have completed the asset sale and we believe that this Quarterly Report on Form 10-Q will satisfy the requirements of the extension, Nasdaq may determine that one or more of the requirements were not met and we may not maintain compliance with all of Nasdaq's listing requirements. In such a case, Nasdaq could send a formal notice of deficiency and commence the delisting process. If Nasdaq were to begin delisting proceedings, it could reduce the level of liquidity currently available to our shareholders. If our common stock were delisted, the price of the common stock would, in all likelihood, decline. In addition, it would be an event of default under its Convertible Subordinated Debentures if our shares were delisted from Nasdaq.

     We distribute and sell our products through agricultural products distributors and dealers we have acquired and through independent dealers and distributors. We sold our turf products distribution business to Simplot in the Asset Sale. Pursuant to distribution agreements with Simplot, we will continue to sell some of its products through the distribution network that was sold, but we may not achieve the same level of sales through the distribution network now owned by Simplot. Any failure to identify future distributors or acquisition candidates properly, any large expenditures on acquisitions that prove to be unprofitable or any difficulties encountered in selling our proprietary products through the existing distribution system could have a material adverse effect on its business, financial condition and results of operations.

     Our ability to manage future growth, should it occur, will require us to implement and continually expand operational and financial systems, recruit additional employees and train and manage both current and new employees. In particular, our success depends in large part on our ability to attract and retain qualified technical, sales, financial and management personnel. We face competition for these persons from other companies, academic institutions, government entities and other organizations. No assurance can be given that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as it proposes to be conducted.

     Our success will depend in large measure upon our ability to obtain and enforce patent protection for our proprietary products, maintain confidentiality of our trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. We have been granted three U.S. patents for the technology relating to the BioJect-Registered Trademark- system. We do not have foreign patent protection with respect to the claims covered by the two U.S. patents issued in 1993, and we are precluded from obtaining these foreign rights due to the expiration of the period for filing such claims. However, in connection with a U.S. patent granted in 1995, we applied for foreign patent protection with respect to the BioJect-Registered Trademark- system in selected countries. To date, technology relating to the BioJect-Registered Trademark- system has been successfully patented in several of these foreign countries. In addition, we have registered a number of trademarks used in our business, including "BioJect-Registered Trademark-" and "FreshPack-TM-" and we have applied for registration of a number of additional trademarks. We also rely on trade secrets and proprietary know-how. We generally enter into confidentiality and nondisclosure agreements with our employees and consultants and attempts to control access to and distribution of our confidential documentation and other proprietary information.

     Despite the precautions described above, it may be possible for a third party to copy or otherwise use our products or technology without authorization, or to develop similar products or technology independently. No assurance can be given that our patent or trademark applications will be granted, that the way we protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competing products. Furthermore, there can be no assurance that we are not infringing other parties' rights. If any of our patents are infringed upon or if a third party alleges that we are violating their proprietary rights, we may not have sufficient resources to prosecute a lawsuit to defend our rights. In addition, an adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from manufacturing, selling or using our products, any of which could have a material adverse effect on our business, financial condition and results of operations. Even if we prevailed in litigation to protect its intellectual property rights, this litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

     We currently do not have any manufacturing capability and we rely on third parties to manufacture our products and components. We have more than one supplier for the manufacture of most of our products and components; however, we obtain some products or components from only one source. Although we believe that we will be able to contract production with alternate suppliers, no assurance can be given that this will be the case or that the need to contract with additional suppliers will not delay our ability to have our products and components manufactured. No assurance can be given that existing or future manufacturers will meet our requirements for quality, quantity and timeliness, and any such failure could have a material adverse effect on our business.

     We do not engage in our own research and development with respect to the discovery of new microbial products. Therefore, we plan to acquire the rights to additional microbial products from third parties. Although we are actively seeking to obtain licenses for additional microbial products, there can be no assurance that we will be successful in obtaining any such licenses on terms acceptable to us, if at all.

     In September of 1999, we acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. Among other things, the acquisition included a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. We have increased its research and development efforts to determine which microbes will be suitable for distribution through the BioJect-Registered Trademark- system or as a new FreshPack-TM- product. We may not be successful, however, in identifying microbes that will be suitable for commercial deployment or in creating products comprised of these microbes. Even if new product candidates are identified, EPA approvals of the products will be required to market them as pesticides. In order to market a microbial product as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. In addition, if a microbe is sold as a pesticide for use on crops, a tolerance level must be set by the EPA which would define the acceptable limit on the amount of microbes that could be present on a given raw agricultural commodity at the time of harvest. Registration of microbial products as pesticides is a lengthy and expensive process that may or may not result in EPA approval. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or if we fail to obtain regulatory approval, we may be unable to sell products based on the microbes obtained from Agrium or any other microbes.

     We may be exposed to liability resulting from the commercial use of its products. Such liability might result from claims made directly by customers or others manufacturing such products on our behalf. We currently carry product liability insurance. There can be no assurance, however, that such product liability insurance will adequately protect us against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business and prospects.

     The federal government and some states have laws imposing liability on certain parties for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. We are also subject to certain other environmental laws, including the Environmental Protection Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. We do not currently maintain insurance for any environmental claims, which might result from the release of its products into the environment in a manner or in concentrations not permitted by law. Thus, a claim for environmental liability could have a material adverse effect on our business.

     We are subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. Some of our current products are subject to regulation by the EPA, the USDA and by certain state environmental and agricultural departments. Prior to 1998, we had only one registered pesticide with the EPA, BACILLUS THURINGIENSIS, and we marketed it as well as other microbial products only as soil inoculants. In 1998, we received two EPA approvals. First, we registered PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less-TM-) with the EPA as a biofungicide for use in turf across the United States and received EPA approval of the BioJect-Registered Trademark- as a means of application of the microbe. Second, we received EPA approval to use XANTHOMONAS CAMPESTRIS pv poaannua
(Xpo) as a bioherbicide in experimental use permit trials for use in turf across the United States. We are in the final process of receiving EPA approval on PSEUDOMONAS HORORAPHIS, STRAIN 63-28 (AtEze-TM-) for use as a biofungicide on greenhouse and agricultural plants. No assurance can be given that EPA approval will be received for sales of additional microbial products as biopesticides. In order to market a microbe as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. Registration of our microbial products as pesticides likely will be a lengthy and expensive process that may or may not result in EPA approval. Without the desired EPA approvals, we will not be able to market such unregistered microbes as pesticides, and our sales efforts will be limited to discussions of the soil inoculant features of the microbe. If the EPA determines that a microbial product has no significant commercially valuable use other than use as a pesticide, however, we will be precluded from selling the product entirely unless it is approved by the EPA. In addition, we may be subject to regulation in foreign countries. Compliance with such requirements likely would result in additional cost and delays in introducing our products in such foreign countries.

     The BioJect-Registered Trademark- system and our FreshPack-TM- products compete against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems and the direct, manual application of cultured microbial products. Many of our competitors have substantially greater financial, technical and personnel resources than we do. Our competitors include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, O.M. Scotts & Sons, Inc., Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. We compete against traditional technologies on the basis of our delivery mechanism and bioaugmentation expertise. We believe that the long-term competitiveness of the BioJect-Registered Trademark- system may be affected by the timing and extent of our penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. This timing, in turn, will be based on the effectiveness with which we or the competition can complete product testing and approval processes and supply products to the marketplace. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

     A decrease in the number of golfers, reduced participation rates or reduced consumer spending on golf could have a material adverse effect on our golf course customers and, in turn, on our business. Specifically, the success of efforts to attract and retain members at private country clubs and the number of rounds played at public golf courses historically have been dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In addition, the construction of additional golf courses is dependent upon growth in the number of golfers. If customer tastes or economic conditions cause golf courses to reduce their budgets or slow the development of additional golf courses, we may see a correlative decrease in sales of the BioJect-Registered Trademark- system and its other products.

     We began selling our proprietary products to growers who will apply them to crops using micro irrigation methods. In addition, we have formed a strategic relationship with Cebeco Seeds Group to sell our proprietary products in European greenhouse markets. Our proprietary products have not been widely applied using micro irrigation methods or in greenhouses and we may not achieve significant market share in these markets. Revenues from sales of our proprietary products for application using micro irrigation methods or in greenhouses may not exceed the sales, marketing and development costs we have incurred in an effort to penetrate these markets.

     We have devoted substantial resources to developing markets for our products outside the United States, particularly in Mexico. In addition, our strategic relationship with Cebeco Seeds Group calls for us to sell its proprietary products to the European greenhouse markets. To date, our operations outside the United States have generated limited revenues, which have not been sufficient to cover our costs in seeking to penetrate foreign markets. While we are continuing to explore opportunities to sell its products outside the United States, no assurance can be given that these efforts will be successful. Our international sales efforts are subject to risks associated with operations in foreign countries that may increase its costs, lengthen its sales cycle and require significant management attention. These risks include:

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

     The costs related to out international operations could adversely affect its operations and financial results in the future.

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

     Our operating results vary from quarter to quarter as a result of seasonality and various factors. Virtually all of our customers are located in the Northern Hemisphere and purchase greater quantities of microbes and distributed products during the spring, summer and fall months. As a result of low customer activity during the winter, we typically market the BioJect-Registered Trademark- system during the fourth and first quarters. As a result of these marketing efforts, we typically receive orders during the first and second quarters and install BioJect-Registered Trademark- systems during the second and third quarters. BioJect-Registered Trademark- revenues generally occur in the second and third quarters of the year. Because of this sales cycle, we expect to recognize a significant portion of our revenues during the second and third quarters. Operating expenses have tended to be independent of the quarterly sales cycle. As a result, operating expenses generally represent a higher percentage of sales in the first and fourth quarters as compared to the second or third quarters, and we may experience losses in the first and fourth quarters. Accordingly, results for any quarter are not necessarily indicative of results for any future period. The sales cycle for the BioJect-Registered Trademark- system also makes it difficult to predict the number of BioJect-Registered Trademark- systems that will be employed and the quantity of microbial products that will be sold until we receive orders during the first half of the year. Sales of our products also depend to some extent on the severity of weather patterns in the geographic areas we serves. Given these factors, it is difficult to accurately predict the level of demand for our products. It is likely that in one or more future quarters our financial results will fall below the expectations of analysts and investors. If this happens, the trading price of our common stock would likely decrease. Many of the factors that cause our quarter to quarter financial results to be unpredictable are largely beyond our control.

     We are dependent upon the active participation of William B. Adams, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Adams could have a material adverse effect upon our future operations. Our success depends in large part on its ability to attract and retain qualified scientific, financial and management personnel. We face competition for such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable it to conduct its business as proposed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

      10.1 (2)  Amended and Restated Asset Purchase Agreement dated April 5,
                2000 by and among the Company, Turf Partners, Inc. and J.R.
                Simplot Company.
      10.2 (3)  Term Loan Agreement dated as of April 12, 2000 among Turf
                Partners, Inc. and Eco Soil Systems, Inc. and J.R. Simplot
                Company.
      10.3 (1)  Amendment No. 3 to Loan and Security Agreement, dated as of
                April 14, 2000 among Turf Partners, Inc. and Coast Business
                Credit.
      10.4 (3)  Amendment No. 4 to Loan and Security Agreement, dated as of May
                4, 2000 among Turf Partners, Inc. and Coast Business Credit.
      10.5 (4)  First Amendment to Amended and Restated Asset Purchase Agreement
                dated June 9, 2000 by and among the Company, Turf Partners, Inc.
                and J.R. Simplot Company.
      10.6 (1)  Amendment No. 6 to Note and Warrant Purchase Agreement, dated as of July 28, 2000 among the Company, Albion Alliance Mezzanine
                Fund, L.P. and Paribas Capital Funding LLC.
      10.7 (1)  Amended Senior Subordinated Note due January 28, 2002, dated as of July 28, 2000 among the Company and Paribas Capital Funding
                LLC.
      10.8 (1)  Amended and Restated Common Stock Purchase Warrant expiring
                August 25, 2005 in favor of Paribas Capital Funding LLC.
      10.9 (1)  Amended Senior Subordinated Note due January 28, 2002, dated as of July 28, 2000 among the Company and Albion Alliance Mezzanine
                Fund, L.P.
      10.10(1)  Amended and Restated Common Stock Purchase Warrant expiring
                August 25, 2005 in favor of Albion Alliance Mezzanine Fund, L.P.
      10.11(1)  Stock Purchase Warrant, dated as of June 23, 2000, issued to the investors listed in Schedule 1 attached thereto.
      10.12(1)  Stock Purchase Warrant, dated as of June 23, 2000, issued to the investors listed in Schedule 1 attached thereto.
      10.13(1)  Distribution and License Agreement dated July 28, 2000 between
                J.R. Simplot Company and the Company.
      27.1(1)   Financial Data Schedule

--------------------------------------------------------------------------------

(1)  Filed herewith.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-12653) filed with the Commission on April 14, 2000.

(3) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on May 15, 2000.

(4) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on June 19, 2000.

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K (File No. 001-21975) under Item 5 thereof on June 19, 2000, relating to the First Amendment to Amended and Restated Asset Purchase Agreement dated as of April 5, 2000, by and among the Company and the J.R. Simplot Company.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Eco Soil Systems, Inc.


Date: August 14, 2000                   By: /s/ WILLIAM B. ADAMS
                                            --------------------
                                                William B. Adams
                                                Chairman and Chief Executive
                                                Officer


Date: August 14, 2000                   By: /s/ DENNIS N. SENTZ
                                            -------------------
                                                Dennis N. Sentz
                                                Chief Financial Officer
                                                (Principal financial officer and
                                                 Principal accounting officer)