Form 10-Q/A
period 2000-06-30
ECO SOIL SYSTEMS INC
filed 2000-08-16
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________

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

                                      INDEX
                             ECO SOIL SYSTEMS, INC.
                                   FORM 10-Q/A

The registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 to (a) correct certain typographical and EDGAR conversion errors in the Unaudited Consolidated Statement of Operations, Unaudited Consolidated Statement of Cash Flows and Unaudited Pro-Forma Consolidated Statement of Operations and (b) correct typographical errors contained in the financial data schedule attached as Exhibit 27.1 thereto. In accordance with the instructions for Form 10-Q, Item 1 is included herein in its entirety and a revised financial data schedule is attached as Exhibit
27.1. No other changes have been made to the Quarterly Report on Form 10-Q for the period ended June 30, 2000.

   PART I.     FINANCIAL INFORMATION                                               PAGE

   Item 1.     Financial Statements (unaudited)

               Consolidated Balance Sheet as of June 30, 2000 and
               December 31, 1999                                                     3

               Consolidated Statements of Operations for the Three Months and
               Six Months Ended June 30, 2000 and 1999                               4

               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2000 and 1999                                                5

               Notes to Financial Statements                                         6

   PART II.    OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                                     11

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

                             ECO SOIL SYSTEMS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS                             SIX MONTHS
                                                                        ENDED JUNE 30,                          ENDED JUNE 30,
                                                             -----------------------------------       ----------------------------
                                                                  2000                  1999             2000                1999
                                                             ---------------        ------------       -----------       ----------
Revenues:
    Proprietary                                              $        2,138         $     2,664        $    3,429        $   3,208
    Distributed                                                       5,656               5,872            10,580           11,266
                                                            ------------------     ---------------    ---------------    ----------
          Total revenues                                              7,794               8,536            14,009           14,474

Cost of revenues:
    Proprietary                                                         984               1,606             1,805            2,414
    Distributed                                                       4,125               3,854             7,903            7,691
                                                            ------------------     ---------------    ---------------    ----------
          Total cost of revenues                                      5,109               5,460             9,708           10,105

Gross profit                                                          2,685               3,076             4,301            4,369

Operating expenses:
    Selling, general and administrative                               3,420               3,475             7,160            7,181
    Research and development                                            155                 159               269              252
    Amortization of intangibles                                         149                 132               291              289
    Restructuring charges                                             1,119                   -             1,119                -
    Legal settlement                                                      -                 198                 -              198
                                                            ------------------     ---------------    ---------------    ----------

Loss from operations                                                 (2,158)               (888)           (4,538)          (3,551)

Interest expense                                                        898                 470             1,934              884
Interest income                                                          58                   -                86              139
Income taxes                                                             92                   -                92                -
                                                            ------------------     ---------------    ---------------    ----------
Loss from continuing operations                                      (3,090)             (1,358)           (6,478)          (4,296)
Income (loss) from discontinued operations                           (1,495)              2,413            (4,325)             551
                                                            ------------------     ---------------    ---------------    ----------
Net income (loss)                                           $        (4,585)       $      1,055       $   (10,803)       $  (3,745)
                                                            ==================     ===============    ===============    ==========


Loss per share of common stock, basic:
Income (loss) from continuing operations                    $         (0.17)       $     (0.08)       $     (0.35)       $   (0.25)
Income (loss) from discontinued operations                            (0.08)              0.14              (0.23)            0.03
                                                            ------------------     ---------------    ---------------    ----------
Net income (loss)                                           $         (0.25)       $      0.06        $     (0.58)       $   (0.22)
                                                            ==================     ===============    ===============    ==========

Loss per share of common stock, diluted:
Income (loss) from continuing operations                                           $     (0.07)
Income (loss) from discontinued operations                                                0.13
                                                                                   ---------------
Net income (loss)                                                                  $      0.06
                                                                                   ===============

Shares used in calculating income (loss)
per share, basic:                                                    18,623             17,341             18,579           17,262
                                                            ==================     ===============    ===============    ==========

Shares used in calculating income (loss)
per share, diluted:                                                  18,623             19,080             18,579           17,262
                                                            ==================     ===============    ===============    ==========


See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          -----------------------------------
                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                          -----------------------------------

                                                                                                 2000               1999
                                                                                             --------------     -------------
OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                                   $ (6,478)          $ (4,296)
Adjustments to reconcile net cash used in operating activities:
         Depreciation and amortization                                                            2,231              1,349
         Amortization of debt issuance costs and discount on long-term                            1,843                185
         Deferred rent                                                                              (29)               --
         Provision for losses on accounts receivable                                              1,095                101
         Loss/(gain) on sale of property and equipment                                              (12)                97
         Issuance of stock options/warrants for services                                             51                242
         Gain on redemption of common stock                                                        (121)               --
         Write-off of debt issuance costs                                                            64                --
         Changes in operating assets and liabilities                                             (1,582)               169
                                                                                               --------           --------
  Net cash used in operating activities of continuing operations                                 (2,938)            (2,153)
  Net cash (used) provided by operating activities of discontinued operations                    (3,512)             2,500
                                                                                               --------           --------
  Net cash (used) provided by operating activities                                               (6,450)               347

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment                                                    --                 111
Proceeds from sale of patent rights                                                                 100                --
Purchase of property and equipment                                                                 (558)            (2,023)
Purchase of patents and licenses                                                                    (38)               (16)
                                                                                               --------           --------
Net cash used in investing activities of continuing operations                                     (496)            (1,928)
Net cash used in investing activities of discontinued operations                                    (43)              (291)
                                                                                               --------           --------
Net cash used in investing activities                                                              (539)            (2,219)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                                     --                  11
Proceeds from short-term obligations                                                              6,444                --
Repayments of short-term obligations                                                             (1,608)               --
Proceeds from long-term obligations                                                                 --               2,643
Repayments of long-term obligations                                                                (523)               (83)
Net proceeds from issuance of common stock                                                           44                942
Debt issuance costs                                                                                (607)               --
                                                                                               --------           --------
Net cash provided by financing activities of continuing operations                                3,750              3,513
Net cash provided by financing activities of discontinued operations                              3,203                  9
                                                                                               --------           --------
Net cash provided by financing activities                                                         6,953              3,522
                                                                                               --------           --------

Net (decrease) increase in cash                                                                     (36)             1,650
Cash and cash equivalents at beginning of period of continuing operations                           131                761
                                                                                               --------           --------

(Increase) decrease in cash and cash equivalents of discontinued operations                         352             (2,218)
Cash and cash equivalents at end of period of continuing operations                            $    447           $    193
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

             UNAUDITED PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS                           SIX MONTHS
                                                     ENDED JUNE 30,                        ENDED JUNE 30,
                                           ----------------------------------     ---------------------------------
                                                1999               2000                1999               2000
                                           --------------     ---------------     --------------    ---------------
Revenues:
    Proprietary                            $     2,887        $     2,664         $      4,179      $       3,208
    Distributed                                  5,656              5,872               10,579             11,266
                                           --------------     ---------------     --------------    ---------------
          Total revenues                         8,543              8,536               14,758             14,474

Cost of revenues:
    Proprietary                                    984              1,606                1,805              2,414
    Distributed                                  4,125              3,854                7,903              7,691
                                           --------------     ---------------     --------------    ---------------
          Total cost of revenues                 5,109              5,460                9,708             10,105

Gross profit                                     3,434              3,076                5,050              4,369

Operating expenses:
    Selling, general and administrative          3,420              3,475                7,160              7,181
    Research and development                       155                159                  269                252
    Amortization of intangibles                    149                132                  291                289
    Restructuring charges                        1,119                  -                1,119                  -
    Legal settlement                                 -                198                    -                198
                                           --------------     ---------------     --------------    ---------------
Loss from operations                            (1,409)              (888)              (3,789)            (3,551)

Interest expense                                   898                470                1,934                884
Interest income                                     58                  -                   86                139
Income taxes                                        92                  -                   92                  -
                                           --------------     ---------------     --------------    ---------------
Loss from continuing operations                 (2,341)            (1,358)              (5,729)            (4,296)
Income (loss) from discontinued operations      (1,495)             2,413               (4,325)               551
Gain on sale of discontinued operations         17,803                  -               17,803                  -
                                           --------------     ---------------     --------------    ---------------
Net income (loss)                          $    13,967        $     1,055         $      7,749      $      (3,745)
                                           ==============     ===============     ==============    ===============

Loss per share of common stock, basic:
Income (loss) from continuing operations   $     (0.13)       $     (0.08)        $      (0.31)     $       (0.25)
Income (loss) from discontinued operations       (0.08)              0.14                (0.23)              0.03
Gain on sale of discontinued operations           0.96                  -                 0.96                  -
                                           --------------     ---------------     --------------    ---------------
Net income (loss)                          $      0.75        $      0.06         $       0.42      $       (0.22)
                                           ==============     ===============     ==============    ===============


Loss per share of common stock, diluted:
Income (loss) from continuing operations                      $     (0.07)
Income (loss) from discontinued operations                           0.13
Gain on sale of discontinued operations                                 -
                                                              ---------------
Net income (loss)                                             $      0.06
                                                              ===============

Shares used in calculating income (loss)
per share, basic:                               18,623             17,341               18,579             17,262
                                           ==============     ===============     ==============    ===============

Shares used in calculating income (loss)
per share, diluted:                             18,623             19,080               18,579             17,262
                                           ==============     ===============     ==============    ===============


                  UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                         JUNE 30,
                                                                                           2000
                                                                                     -----------------
                                                                                       (UNAUDITED)
    Current Assets:
         Cash and cash equivalents                                                       $   5,268
         Accounts receivable, net of allowance for doubtful accounts of
          $938 at June 30, 2000                                                              4,651
         Inventories                                                                         5,517
         Prepaid expenses and other current assets                                           2,943
                                                                                     -----------------
    Total current assets                                                                    18,379
    Equipment under construction                                                             4,908
    Property and equipment, net                                                             12,429
    Intangible assets, net                                                                   6,324
    Debt issuance costs                                                                      1,754
    Other assets                                                                               368
                                                                                     -----------------

    Total assets                                                                         $  44,162
                                                                                     =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Accounts payable                                                                $   4,165
         Accrued expenses                                                                    2,590
         Current portion of long-term obligations                                           12,848
         Net current liabilities of discontinued operations                                      -
                                                                                     -----------------
    Total current liabilities                                                               19,603

    Long-term obligations, net of current portion                                              559
    Deferred gain on sale/leaseback of building                                                494
    Other                                                                                      569

    Shareholders' equity:
         Preferred stock                                                                         -
         Common stock                                                                           96
         Additional paid-in capital                                                         57,413
         Warrants                                                                            3,966
         Accumulated deficit                                                               (38,538)
                                                                                     -----------------

    Total shareholders' equity                                                              22,937
                                                                                     -----------------

    Total liabilities and shareholders' equity                                           $  44,162
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

      Details of the restructuring charge (in thousands) are as follows:


                                                                     CASH EXPENDED
                                      CASH/         AMOUNT OF       THROUGH JUNE 30,    ACCRUED LIABILITIES
DESCRIPTION OF CHARGE:                NON-CASH        CHARGE             2000            AT JUNE 30, 2000
-----------------------------------------------------------------------------------------------------------
REORGANIZATION OF AGRICULTURAL
SUPPLY OPERATING STRUCTURE:

     Severance of employees............  Cash      $        247   $          91        $             156
     Vacated lease facilities..........  Cash                63              --                       63
     Write-downs of assets removed
       from operations.................  Non-cash           780              38                      742
     Professional fees.................  Cash                23              --                       23
     Other.............................  Cash                 6               2                        4
                                                   -------------------------------------------------------
                                                   $      1,119   $         131        $             988
                                                   =======================================================


The following is a summary of revenue and net operating losses (in thousands) for the locations that were closed:


                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30, 2000          JUNE 30, 2000
                              --------------------   ---------------------
REVENUES                        $      212             $       610
                              ====================   =====================
INCOME (LOSS) FROM
OPERATIONS                      $     (131)            $      (272)
                              ====================   =====================


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

--------------------------------------------------------------------------------

(1)  Filed herewith.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-21975) filed with the Commission on April 14, 2000.

(3) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on May 15, 2000.

(4) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-21975) filed with the Commission on June 19, 2000.

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

                                       Eco Soil Systems, Inc.


Date: August 16, 2000                  By: /s/ WILLIAM B. ADAMS
                                           --------------------
                                           William B. Adams
                                           Chairman and Chief Executive
                                           Officer


Date: August 16, 2000                  By: /s/ DENNIS N. SENTZ
                                           -------------------
                                           Dennis N. Sentz
                                           Chief Financial Officer
                                           (Principal financial officer and
                                           Principal accounting officer)