Form 10-Q/A
period 2000-06-30
ECO SOIL SYSTEMS INC
filed 2000-08-18
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------
                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended June 30, 2000

--- Transition report pursuant to Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________

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

                                     INDEX
                            ECO SOIL SYSTEMS, INC.
                                  FORM 10-Q/A

The registrant hereby amends the Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 to correct certain typographical and EDGAR conversion errors in the column headings of the unaudited discontinued operations statement and the Unaudited Pro-Forma Consolidated Statement of Operations, both included in Footnote 3 - Discontinued Operations. In accordance with the instructions for Form 10-Q, Item 1 is included herein in its entirety. No other changes have been made to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended June 30, 2000.

    PART I.   FINANCIAL INFORMATION                                                                PAGE
    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999                   3

              Consolidated Statements of Operations for the Three Months and Six Months Ended
              June 30, 2000 and 1999                                                                 4

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and       5
              1999

              Notes to Financial Statements                                                          6

                                                ECO SOIL SYSTEMS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,    DECEMBER 31,
                                                                                        2000         1999
                                                                                     -----------  -----------
                                                                                     (UNAUDITED)     (NOTE)
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                                         $   447       $ 131
     Accounts receivable, net of allowance for doubtful accounts of $938 and $1,546
        at June 30, 2000 and December 31, 1999, respectively                             4,651       5,131
     Inventories                                                                         5,517       5,681
     Prepaid expenses and other current assets                                           2,943       3,078
                                                                                      ---------    --------
Total current assets                                                                    13,558      14,021
Equipment under construction                                                             4,908       5,042
Property and equipment, net                                                             12,429      12,790
Intangible assets, net                                                                  13,668      14,374
Debt issuance costs                                                                      5,667       4,075
Other assets                                                                               606         537
Net non-current assets of discontinued operations                                        1,756       1,710
                                                                                      ----------   --------

Total assets                                                                          $ 52,592     $52,549
                                                                                      ==========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $4,165      $4,710
     Accrued expenses                                                                    2,792       3,661
     Current portion of long-term obligations                                           27,019      21,617
     Net current liabilities of discontinued operations                                  9,099       4,704
                                                                                      ----------   --------
Total current liabilities                                                               43,075      34,692

Long-term obligations, net of current portion                                              158       1,307
Deferred gain on sale/leaseback of building                                                494         523
Other                                                                                      569           -

Shareholders' equity:
     Preferred stock
        $.005 par value; 5,000,000 shares authorized; none issued and outstanding          -             -
     Common stock
        $.005 par value; 50,000,000 shares authorized at June 30, 2000 and
        December 31, 1999, 18,657,444 and 18,349,965 shares issued and
        outstanding at June 30, 2000 and December 31, 1999, respectively                    96          92
     Additional paid-in capital                                                         57,413      55,578
     Warrants                                                                            3,966       2,733
     Accumulated deficit                                                               (53,179)    (42,376)
                                                                                      ----------   ---------
Total shareholders' equity                                                               8,296      16,027
                                                                                      ----------   ---------
Total liabilities and shareholders' equity                                             $52,592     $52,549
                                                                                      ==========   =========

See accompanying notes.

Note: The Balance Sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                                              ECO SOIL SYSTEMS, INC.
                                  UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS                   SIX MONTHS
                                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                                              --------------------------   --------------------------
                                                                 2000           1999           2000           1999
                                                              ----------     ----------     ----------     ----------
Revenues:
  Proprietary                                                 $   2,138      $   2,664      $   3,429      $   3,208
  Distributed                                                     5,656          5,872         10,580         11,266
                                                              ----------     ----------     ----------     ----------
    Total revenues                                                7,794          8,536         14,009         14,474
Cost of revenues:
  Proprietary                                                       984          1,606          1,805          2,414
  Distributed                                                     4,125          3,854          7,903          7,691
                                                              ----------     ----------     ----------     ----------
          Total cost of revenues                                  5,109          5,460          9,708         10,105

Gross profit                                                      2,685          3,076          4,301          4,369

Operating expenses:
  Selling, general and administrative                             3,420          3,475          7,160          7,181
  Research and development                                          155            159            269            252
  Amortization of intangibles                                       149            132            291            289
  Restructuring charges                                           1,119              -          1,119              -
  Legal settlement                                                    -            198              -            198
                                                              ----------     ----------     ----------     ----------

Loss from operations                                             (2,158)          (888)        (4,538)        (3,551)

Interest expense                                                    898            470          1,934            884
Interest income                                                      58              -             86            139
Income taxes                                                         92              -             92              -
                                                              ----------     ----------     ----------     ----------
Loss from continuing operations                                  (3,090)        (1,358)        (6,478)        (4,296)
Income (loss) from discontinued operations                       (1,495)         2,413         (4,325)           551
                                                              ----------     ----------     ----------     ----------
Net income (loss)                                             $  (4,585)     $   1,055      $ (10,803)     $  (3,745)
                                                              ==========     ==========     ==========     ==========
Loss per share of common stock, basic:
Income (loss) from continuing operations                      $   (0.17)     $   (0.08)     $   (0.35)     $   (0.25)
Income (loss) from discontinued operations                        (0.08)          0.14          (0.23)          0.03
                                                              ----------     ----------     ----------     ----------
Net income (loss)                                             $   (0.25)     $    0.06      $   (0.58)     $   (0.22)
                                                              ==========     ==========     ==========     ==========
Loss per share of common stock, diluted:
Income (loss) from continuing operations                                     $   (0.07)
Income (loss) from discontinued operations                                        0.13
                                                                             ----------
Net income (loss)                                                            $    0.06
                                                                             ==========
Shares used in calculating income (loss) per share, basic:       18,623         17,341         18,579         17,262
                                                              ==========     ==========     ==========     ==========
Shares used in calculating income (loss) per share, diluted:     18,623         19,080         18,579         17,262
                                                              ==========     ==========     ==========     ==========

See accompanying notes.

                                              ECO SOIL SYSTEMS, INC.
                                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                               -------------------------
                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                  2000           1999
                                                                               ----------     ----------
OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                   $ (6,478)      $ (4,296)
Adjustments to reconcile net cash used in operating activities:
         Depreciation and amortization                                            2,231          1,349
         Amortization of debt issuance costs and discount on long-term            1,843            185
         Deferred rent                                                              (29)             -
         Provision for losses on accounts receivable                              1,095            101
         Loss/(gain) on sale of property and equipment                              (12)            97
         Issuance of stock options/warrants for services                             51            242
          Gain on redemption of common stock                                       (121)             -
           Write-off of debt issuance costs                                          64              -
        Changes in operating assets and liabilities                              (1,582)           169
                                                                               ----------     ---------
  Net cash used in operating activities of continuing operations                 (2,938)        (2,153)
  Net cash (used) provided by operating activities of discontinued operations    (3,512)         2,500
                                                                               ----------     ---------
Net cash (used) provided by operating activities                                 (6,450)           347

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment                                      -            111
Proceeds from sale of patent rights                                                 100              -
Purchase of property and equipment                                                 (558)        (2,023)
Purchase of patents and licenses                                                    (38)           (16)
                                                                               ----------     ---------
Net cash used in investing activities of continuing operations                     (496)        (1,928)
Net cash used in investing activities of discontinued operations                    (43)          (291)
                                                                               ----------     ----------
Net cash used in investing activities                                              (539)        (2,219)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                       -             11
Proceeds from short-term obligations                                              6,444              -
Repayments of short-term obligations                                             (1,608)             -
Proceeds from long-term obligations                                                   -          2,643
Repayments of long-term obligations                                                (523)           (83)
Net proceeds from issuance of common stock                                           44            942
Debt issuance costs                                                                (607)             -
                                                                               ----------     ---------
Net cash provided by financing activities of continuing operations                3,750          3,513
Net cash provided by financing activities of discontinued operations              3,203              9
                                                                               ----------     ---------
Net cash provided by financing activities                                         6,953          3,522
                                                                               ----------     ---------

Net (decrease) increase in cash                                                     (36)         1,650
Cash and cash equivalents at beginning of period of continuing operations           131            761
                                                                               ----------     ---------
(Increase) decrease in cash and cash equivalents of discontinued operations         352         (2,218)
Cash and cash equivalents at end of period of continuing operations            $    447       $    193
                                                                               ==========     =========

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

2.  NET LOSS PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128"), basic earnings (loss) per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding stock options and warrants. These shares are excluded when their effects are antidilutive.

3.  DISCONTINUED OPERATIONS

     On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million in cash and assumed Turf Partners' exiting long-term debt and vendor payables totaling $38.5 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

The results of the unaudited discontinued operations (in thousands) were as follows:

                                                 THREE MONTHS                     SIX MONTHS
                                                 ENDED JUNE 30,                  ENDED JUNE 30,
                                           --------------------------      ------------------------
                                              2000           1999             2000          1999
                                           ----------     -----------      -----------   -----------
                                           (UNAUDITED)    (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
Revenues                                   $  24,197      $  32,137        $  36,372     $  43,451

Cost of revenues                              18,443         24,040           27,313        32,709
                                           ----------     ----------       ----------     ---------
Gross profit                                   5,754          8,097            9,059        10,742

Operating expenses:
  Selling, general and administrative          5,604          5,206           10,425         9,269
  Amortization of intangibles                    152            152              304           304
                                           ----------     ----------       ----------     ---------
Income (loss) from operations                     (2)         2,739           (1,670)        1,169
  Interest expense                             1,429            326            2,591           618
  Income taxes                                    64              -               64             -
                                           ----------     ----------       ----------     ---------
Net income (loss)                          $  (1,495)     $   2,413        $  (4,325)     $    551
                                           ==========     ==========       ==========     =========

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

                       UNAUDITED PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS                   SIX MONTHS
                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                 --------------------------    -------------------------
                                                    2000           1999           2000           1999
                                                 ----------     ----------     ----------     ----------
Revenues:
  Proprietary                                    $  2,887       $  2,664       $  4,179       $  3,208
  Distributed                                       5,656          5,872         10,579         11,266
                                                 ----------     ----------     ----------     ----------
          Total revenues                            8,543          8,536         14,758         14,474

Cost of revenues:
  Proprietary                                         984          1,606          1,805          2,414
  Distributed                                       4,125          3,854          7,903          7,691
                                                 ----------     ----------     ----------     ----------
     Total cost of revenues                         5,109          5,460          9,708         10,105

Gross profit                                        3,434          3,076          5,050          4,369

Operating expenses:
  Selling, general and administrative               3,420          3,475          7,160          7,181
  Research and development                            155            159            269            252
  Amortization of intangibles                         149            132            291            289
  Restructuring charges                             1,119              -          1,119              -
  Legal settlement                                      -            198              -            198
                                                 ----------     ----------     ----------     ----------
Loss from operations                               (1,409)          (888)        (3,789)        (3,551)

Interest expense                                      898            470          1,934            884
Interest income                                        58              -             86            139
Income taxes                                           92              -             92              -
                                                 ----------     ----------     ----------     ----------
Loss from continuing operations                    (2,341)        (1,358)        (5,729)        (4,296)
Income (loss) from discontinued operations         (1,495)         2,413         (4,325)           551
Gain on sale of discontinued operations            17,803              -         17,803              -
                                                 ----------     ----------     ----------     ----------
Net income (loss)                                $ 13,967       $  1,055       $  7,749       $ (3,745)
                                                 ==========     ==========     ==========     ==========
Loss per share of common stock, basic:
Income (loss) from continuing operations         $  (0.13)      $  (0.08)      $  (0.31)      $  (0.25)
Income (loss) from discontinued operations          (0.08)          0.14          (0.23)          0.03
Gain on sale of discontinued operations              0.96              -           0.96              -
                                                 ----------     ----------     ----------     ----------
Net Income (loss)                                $   0.75       $   0.06       $   0.42       $  (0.22)
                                                 ==========     ==========     ==========     ==========
Loss per share of common stock, diluted:
Income (loss) from continuing operations                        $  (0.07)
Income (loss) from discontinued operations                          0.13
Gain on sale of discontinued operations                                -
                                                                ----------
Net income (loss)                                               $   0.06
                                                                ==========
Shares used in calculating income (loss) per
share, basic:                                      18,623         17,341         18,579         17,262
                                                 ==========     ==========     ==========     ==========
Shares used in calculating income (loss) per
share, diluted:                                    18,623         19,080         18,579         17,262
                                                 ==========     ==========     ==========     ==========

                                UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   ASSETS

                                                                              JUNE 30,
                                                                                2000
                                                                             -----------
                                                                             (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                 $  5,268
   Accounts receivable, net of allowance for doubtful accounts of $938
     at June 30, 2000                                                           4,651
   Inventories                                                                  5,517
   Prepaid expenses and other current assets                                    2,943
                                                                             ---------
Total current assets                                                           18,379
Equipment under construction                                                    4,908
Property and equipment, net                                                    12,429
Intangible assets, net                                                          6,324
Debt issuance costs                                                             1,754
Other assets                                                                      368
                                                                             ---------
Total assets                                                                 $ 44,162
                                                                             =========
Current Liabilities:
  Accounts payable                                                           $  4,165
  Accrued expenses                                                              2,590
  Current portion of long-term obligations                                     12,848
  Net current liabilities of discontinued operations                                -
                                                                             ---------
Total current liabilities                                                      19,603

Long-term obligations, net of current portion                                     559
Deferred gain on sale/leaseback of building                                       494
Other                                                                             569

Shareholders' equity:
  Preferred stock                                                                   -
  Common stock                                                                     96
  Additional paid-in capital                                                   57,413
  Warrants                                                                      3,966
  Accumulated deficit                                                         (38,538)
                                                                             ---------
Total shareholders' equity                                                     22,937
                                                                             ---------
Total liabilities and shareholders' equity                                    $44,162
                                                                             =========

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

      Details of the restructuring charge (in thousands) are as follows:

                                                                 CASH EXPENDED        ACCRUED
                                      CASH/       AMOUNT OF         THROUGH        LIABILITIES AT
DESCRIPTION OF CHARGE:                NON-CASH      CHARGE       JUNE 30, 2000     JUNE 30, 2000
-------------------------------------------------------------------------------------------------
REORGANIZATION OF AGRICULTURAL
SUPPLY OPERATING STRUCTURE:

   Severance of employees............  Cash       $     247       $       91        $      156
   Vacated lease facilities..........  Cash              63               --                63
   Write-downs of assets removed
     from operations................. Non-cash          780               38               742
   Professional fees.................  Cash              23               --                23
   Other.............................  Cash               6                2                 4
                                                  ----------      -------------     -----------
                                                  $   1,119       $      131        $      988
                                                  ==========      =============     ===========

The following is a summary of revenue and net operating losses (in thousands) for the locations that were closed:

                            THREE MONTHS ENDED JUNE 30, 2000    SIX MONTHS ENDED JUNE 30, 2000
                            --------------------------------    ------------------------------
REVENUES                                  $  212                            $  610
                            ================================    ==============================
INCOME (LOSS) FROM
OPERATIONS                                $ (131)                           $ (272)
                            ================================    ==============================

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Eco Soil Systems, Inc.

Date: August 18, 2000                   By: /s/ WILLIAM B. ADAMS
                                            --------------------
                                                William B. Adams
                                                Chairman and Chief Executive
                                                Officer

Date: August 18, 2000                   By: /s/ DENNIS N. SENTZ
                                            -------------------
                                                Dennis N. Sentz
                                                Chief Financial Officer
                                                (Principal financial officer and
                                                Principal accounting officer