Form 10-Q
period 2000-09-30
ECO SOIL SYSTEMS INC
filed 2000-11-14
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________

                         Commission File Number: 0-21975

                             ECO SOIL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              NEBRASKA                                       47-0709577
             ----------                                     ------------
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

YES   [X]       NO   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2000, 18,879,227 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

                                      INDEX
                             ECO SOIL SYSTEMS, INC.
                                    FORM 10-Q

    PART I.       FINANCIAL INFORMATION                                                     PAGE
    Item 1.       Financial Statements (unaudited)

                  Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                       3

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 2000 and 1999              4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999                                           5

                  Notes to Financial Statements                                               6

    Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       9

    Item 3.       Quantitative and Qualitative Disclosure of Market Risk                     13

    PART II       OTHER INFORMATION

    Item 1.       Legal Proceedings                                                          14

    Item 3.       Defaults upon Senior Securities                                            14

    Item 4.       Submissions of Matters to a Vote of Security Holders                       14

    Item 5.       Other Information                                                          15

    Item 6.       Exhibits and Reports on Form 8-K                                           22

                             ECO SOIL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         2000            1999
                                                                                     -------------   ------------
                                                                                     (UNAUDITED)        (NOTE)
Current Assets:
     Cash and cash equivalents                                                         $  2,048       $    131
     Accounts receivable, net of allowance for doubtful accounts of $1,102 and
     $1,546 at September 30, 2000 and December 31, 1999, respectively                     6,014          5,131
     Inventories                                                                          5,609          5,681
     Prepaid expenses and other current assets                                            1,936          3,078
                                                                                       --------       --------
Total current assets                                                                     15,607         14,021
Equipment under construction                                                              5,393          5,042
Property and equipment, net                                                              11,199         12,790
Intangible assets, net                                                                    6,306         14,374
Debt issuance costs                                                                         909          4,075
Other assets                                                                              1,684            537
Net non-current assets of discontinued operations                                            --          1,710
                                                                                       --------       --------

Total assets                                                                           $ 41,098       $ 52,549
                                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                  $  3,088       $  4,710
     Accrued expenses                                                                     1,825          3,661
     Current portion of long-term obligations                                            13,292         21,617
     Net current liabilities of discontinued operations                                      --          4,704
                                                                                       --------       --------
Total current liabilities                                                                18,205         34,692

Long-term obligations, net of current portion                                               589          1,307
Deferred gain on sale/leaseback of building                                                 480            523
Other                                                                                       162             --

Shareholders' equity:
     Preferred stock
        $.005 par value; 5,000,000 shares authorized; none issued and outstanding            --             --
     Common stock
        $.005 par value; 50,000,000 shares authorized at September 30, 2000 and
        December 31, 1999, 18,704,535 and 18,349,965 shares issued and
        outstanding at September 30, 2000 and December 31, 1999, respectively                96             92
     Additional paid-in capital                                                          57,413         55,578
     Warrants                                                                             4,401          2,733
     Treasury stock                                                                        (100)            --
     Accumulated deficit                                                                (40,148)       (42,376)
                                                                                       --------       --------

Total shareholders' equity                                                               21,662         16,027
                                                                                       --------       --------

Total liabilities and shareholders' equity                                             $ 41,098       $ 52,549
                                                                                       ========       ========

See accompanying notes.

Note: The Balance Sheet as of December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                             ECO SOIL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS                  NINE MONTHS
                                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                      --------------------------    --------------------------
                                                         2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues:
   Proprietary                                         $  4,179       $  2,874       $  7,609       $  6,082
   Distributed                                            7,487          7,881         18,066         19,147
                                                       --------       --------       --------       --------
          Total revenues                                 11,666         10,755         25,675         25,229

Cost of revenues:
   Proprietary                                            1,089          1,750          2,894          4,164
   Distributed                                            6,612          5,778         14,515         13,479
                                                       --------       --------       --------       --------
          Total cost of revenues                          7,701          7,528         17,409         17,643

Gross profit                                              3,965          3,227          8,266          7,586

Operating expenses:
   Selling, general and administrative                    2,395          4,162          9,556         11,235
   Research and development                                 191            516            460            768
   Amortization of intangibles                              142            271            433            864
   Restructuring charges                                      5             --          1,123             --
   Legal settlement                                          --             --             --            198
                                                       --------       --------       --------       --------
Income (loss) from operations                             1,232         (1,722)        (3,306)        (5,479)
Interest expense                                            568            261          2,502            694
Interest income                                              35             58            121            183
Income taxes                                                 --             --             92             --
                                                       --------       --------       --------       --------
Income (loss) from continuing operations                    699         (1,925)        (5,779)        (5,990)
Income (loss) from discontinued operations               (4,928)         1,022         (9,252)         1,342
Gain on sale of discontinued operations (less
applicable income taxes of $270)                         21,076             --         21,076             --
                                                       --------       --------       --------       --------
Net Income (loss) before extraordinary item              16,847           (903)         6,045         (4,648)
Loss from extraordinary item                             (3,818)            --         (3,818)            --
                                                       --------       --------       --------       --------
Net Income (loss)                                      $ 13,029       $   (903)      $  2,227       $ (4,648)
                                                       ========       ========       ========       ========

Income (loss) per share of common stock, basic:
Income (loss) from continuing operations               $   0.04       $  (0.11)      $  (0.31)      $  (0.34)
Income from discontinued operations                        0.86           0.06           0.63           0.07
Loss from extraordinary item                              (0.20)            --          (0.20)            --
                                                       --------       --------       --------       --------
Net Income (loss)                                      $   0.70       $  (0.05)      $   0.12       $  (0.27)
                                                       ========       ========       ========       ========

Income (loss) per share of common stock, diluted:
Income from continuing operations                      $   0.04
Income from discontinued operations                        0.83
Loss from extraordinary item                              (0.20)
                                                       --------
Net Income                                             $   0.67
                                                       ========

Shares used in calculating income (loss) per
share, basic                                             18,705         17,647         18,621         17,392
                                                       ========       ========       ========       ========

Shares used in calculating income (loss) per
share, diluted                                           19,499         17,647         18,621         17,392
                                                       ========       ========       ========       ========


See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  --------------------------
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  --------------------------
                                                                                     2000           1999
                                                                                  -----------    -----------
                                                                                  (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES:
Net loss from continuing operations                                                $ (5,779)      $ (5,990)
Adjustments to reconcile net cash used in operating activities:
        Depreciation and amortization                                                 2,384          2,320
        Amortization of debt issuance costs and discount on long-term debt            1,356            336
        Deferred rent                                                                   (44)            --
        Provision for losses on accounts receivable                                     152            376
        Loss/(gain) on sale of property and equipment                                    73             93
        Issuance of stock options/warrants for services                                 214            242
        Gain on redemption of common stock                                             (121)            --
        Other                                                                          (268)            --
           Changes in operating assets and liabilities                               (4,662)        (5,602)
                                                                                   --------       --------
  Net cash used in operating activities of continuing operations                     (6,695)        (8,225)
  Net cash used in operating activities of discontinued operations                   (2,119)        (3,949)
                                                                                   --------       --------
Net cash used in operating activities                                                (8,814)       (12,174)

INVESTING ACTIVITIES:
Net proceeds from Asset Sale                                                         18,968             --
Proceeds from the sale of property and equipment                                        509            117
Proceeds from sale of patent rights                                                     100             --
Purchase of property and equipment                                                     (542)        (3,656)
Purchase of patents and licenses                                                       (283)          (275)
                                                                                   --------       --------
Net cash provided by (used in) investing activities of continuing operations         18,752         (3,814)
Net cash provided by (used in) investing activities of discontinued operations          (43)          (350)
                                                                                   --------       --------
Net cash provided by (used in) investing activities                                  18,709         (4,164)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                          --             15
Proceeds from short-term obligations                                                  7,149         36,400
Repayments of short-term obligations                                                (15,960)       (30,932)
Proceeds from long-term obligations                                                      --          4,242
Repayments of long-term obligations                                                    (688)       (10,252)
Net proceeds from issuance of common stock                                               47          2,057
Debt issuance costs                                                                    (588)          (125)
Purchase of treasury stock                                                             (100)            --
                                                                                   --------       --------
Net cash (used in) provided by financing activities of continuing operations        (10,140)         1,405
Net cash provided by financing activities of discontinued operations                  1,065         17,476
                                                                                   --------       --------
Net cash (used in) provided by financing activities                                  (9,075)        18,881
                                                                                   --------       --------

Net increase in cash                                                                    820          2,543
Cash and cash equivalents at beginning of period of continuing operations               131            761
(Increase) decrease in cash and cash equivalents of discontinued operations           1,097         (3,234)
                                                                                   --------       --------
Cash and cash equivalents at end of period of continuing operations                $  2,048       $     70
                                                                                   ========       ========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                        $  1,980       $  1,953
                                                                                   ========       ========

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended September 30, 2000 and 1999 have been made. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

2.  NET INCOME/(LOSS) PER SHARE

    In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128"), basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding stock options and warrants. These shares are excluded when their effects are antidilutive.

3.  DISCONTINUED OPERATIONS

    On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' existing long-term debt and vendor payables totaling $37.3 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

The unaudited results of the discontinued operations (in thousands) were as follows:

                                                  THREE MONTHS                  NINE MONTHS
                                               ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                           --------------------------   --------------------------
                                              2000           1999          2000           1999
                                           -----------    -----------   -----------    -----------
                                           (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Revenues                                    $  5,760       $ 33,088      $ 42,127       $ 76,539

Cost of revenues                               5,472         25,867        32,763         58,567
                                            --------       --------      --------       --------

Gross profit                                     288          7,221         9,364         17,972

Operating expenses:
   Selling, general and administrative         3,668          5,444        14,112         14,820
   Amortization of intangibles                    51             --           354             --
                                            --------       --------      --------       --------
Income (loss) from operations                 (3,431)         1,777        (5,102)         3,152
     Interest expense                          1,497            755         4,086          1,810
     Income taxes                                 --             --            64             --
                                            --------       --------      --------       --------
Net income (loss)                           $ (4,928)      $  1,022      $ (9,252)      $  1,342
                                            ========       ========      ========       ========

   For the periods presented, the Company borrowed funds from institutional lenders and accredited investors to provide working capital for the parent company and its subsidiaries. The interest expense associated with this debt was originally recorded by the parent company, but a portion of interest expense associate with this debt has been allocated to the discontinued operations noted above. Interest expense allocated by the parent company to the discontinued operations totaled $1.3 million and $466,000 for the three months ended September 30, 2000 and 1999, respectively, and $2.8 million and $1.5 million for the nine months ended September 30, 2000 and 1999, respectively. Also, selling, general and administrative expenses that were recorded by the parent company but were specifically an expense of the discontinued operations have been allocated to the discontinued operations as shown above. The amount of selling, general and administrative expenses allocated by the parent company to the discontinued operations totaled $154,000 and $126,000 for the three months ended September 30, 2000 and 1999, respectively, and $1.4 million and $522,000 for the nine months ended September 30, 2000 and 1999, respectively.

   Due to the gain on the sale of the discontinued operations, the tax basis for calculating Alternative Minimum Tax resulted in an estimated payable of $270,000 for the fiscal year 2000.

   The historical consolidated balance sheets reflect the assets and liabilities of discontinued operations as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets.

4.  RESTRUCTURING CHARGES

   During the second quarter of 2000, the Company incurred a restructuring charge of $1.1 million as a result of the closure of five operating locations of the Agricultural Supply subsidiary located in the United States and Mexico.

   A total of 25 employees were terminated from these locations. The remaining accrued liabilities associated with these operations are expected to be recognized during the fourth quarter of 2000 and the first quarter of 2001.

     Details of the restructuring charge (in thousands) are as follows:

                                                                             CASH
                                                                            EXPENDED        ACCRUED
                                             CASH/           AMOUNT         THROUGH       LIABILITIES AT
DESCRIPTION OF                                NON-             OF         SEPTEMBER 30,   SEPTEMBER 30,
CHARGE:                                       CASH           CHARGE           2000            2000
                                            --------        --------      -------------   --------------
REORGANIZATION OF
AGRICULTURAL SUPPLY
OPERATING STRUCTURE:
    Severance of employees .........          Cash          $    247        $    157        $     90
    Vacated lease facilities .......          Cash                63              18              45
    Write-downs of assets
      removed from operations ......        Non-cash             780             780              --
    Professional fees ..............          Cash                23              17               6
    Other ..........................          Cash                10              10              --
                                                            --------        --------        --------
                                                            $  1,123        $    982        $    141
                                                            ========        ========        ========

The following is a summary of revenue and net operating losses (in thousands) for the locations that were closed:


                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                 SEPTEMBER 30,                     SEPTEMBER 30,
                          -------------------------         -------------------------
                            2000             1999             2000             1999
                          --------         --------         --------         --------
REVENUES                  $     95         $    611         $    611         $  1,154
                          ========         ========         ========         ========
INCOME (LOSS) FROM
OPERATIONS                $    (50)        $   (526)        $   (154)        $   (529)
                          ========         ========         ========         ========


5. Extraordinary Item

    From the proceeds of the Asset Sale, the Company retired $14 million of the Senior Subordinated Notes ("Notes"). The remaining $1 million (of the original issuance of $15 million), plus accrued interest, was converted into an amended Senior Subordinated Note. As a result, the Company wrote-off $3.8 million of unamortized debt issuance costs associated with the Notes.

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

    This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended September 30, 2000. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 will provide additional information.

OVERVIEW

    The Company develops, markets and sells proprietary biological products, and their delivery systems, for the golf and agricultural industries. The Company's most unique delivery system is the BioJect(R), a patented and EPA-approved device that stimulates and dispenses biological products through irrigation systems. Our proprietary products are sold both direct and through traditional distribution channels into the turf market and through direct sales along with irrigation products into the agricultural market.

    On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' exiting long-term debt and vendor payables totaling $37.3 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

    In connection with the Asset Sale, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary FreshPack(TM) products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to distribute the Company's proprietary products in Simplot's Soilbuilders stores. The Company and Simplot also entered into a field trials agreement pursuant to which Simplot will pay the Company to perform Field Trials of the Company's BioJect(R) system and microbials on selected crops in 2001.

THIRD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

REVENUES

    For the third quarter of 2000, our revenues were $11.7 million, an increase of 8.5% versus $10.8 million for the third quarter of 1999.

    For the third quarter of 2000, our proprietary revenues were $4.2 million, an increase of 45.4% versus $2.9 million for the third quarter of 1999. The increase in proprietary revenues is due to an increase in design fees associated with irrigation system sales in Mexico, initial sales of our specialty chemical line of products and increased deliveries of FreshPack(TM) in the third quarter of 2000 compared to the third quarter of 1999. Distributed revenues were $7.5 million, a decrease of 5% versus $7.9 million for the third quarter of 1999. The decrease in distributed revenues is due to the closing of five unprofitable stores that were part of the Company's Agricultural Supply subsidiary.

GROSS PROFIT

    For the third quarter of 2000, our gross profit was $4.0 million, an increase of 22.9% versus $3.2 million for the third quarter of 1999. The increase in gross profit was primarily due to the increase in proprietary revenues. For the third quarter of 2000, our gross margin was 34% versus 30% for the third quarter of 1999. The increase in gross margin is attributed to a greater mix of proprietary sales with a higher margin than distributed sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    For the third quarter 2000, selling, general and administrative ("SG&A") expense was $2.4 million, a decrease of 42.5% versus $4.2 million for the third quarter of 1999. SG&A expense as a percentage of revenues was 21% for the third quarter of 2000 compared to 39% for the comparable period in 1999. The decrease in the SG&A is primarily due to the overall cost control efforts employed by the Company and the restructuring actions taken by the Company in the second quarter of 2000.


RESEARCH AND DEVELOPMENT

    For the third quarter of 2000, research and development ("R&D") expense was $191,000, a decrease of 63% versus $516,000 for the third quarter of 1999. The decrease in R&D is due to the Company being more selective in the R&D programs that are being supported.

AMORTIZATION EXPENSE

    For the third quarter of 2000, amortization expense was $142,000, a decrease of 47.3% versus $271,000 for the third quarter of 1999. The decrease is primarily due to the fact that in the third quarter of 2000, the amortization of the Turf Partners' goodwill is included in the loss from discontinued operations.

INTEREST EXPENSE

    For the third quarter of 2000, interest expense was $568,000, an increase of 118% versus $261,000 for the third quarter 1999. The increase in interest expense is primarily due to amortization of additional debt issuance costs acquired in the first half of 2000.

NET INCOME/LOSS FROM CONTINUING OPERATIONS

    For the third quarter of 2000, net income was $699,000 or $.04 per share compared to a net loss of $1.9 million or $ .11 per share for the third quarter of 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

    For the first nine months of 2000, revenues were $25.7 million, an increase of 1.8% versus $25.2 million for the first nine months of 1999.

    For the first nine months of 2000, proprietary revenues were $7.6 million, an increase of 25.1% versus $6.1 million for the first nine months of 1999. The increase in proprietary revenues is due to initial deliveries of our new RhizUp(TM) product, initial sales of our specialty chemical line of products and an increase in the sales of FreshPack(TM) products compared to the first nine months of 1999. Distributed revenues were $18.1 million, a decrease of 5.6% versus $19.1 million for the first nine months of 1999. The decrease in distributed revenues is due to the closing of five unprofitable stores that were part of the Company's Agricultural Supply subsidiary.

GROSS PROFIT

    For the first nine months of 2000, the Company's gross profit was $8.3 million, an increase of 9% versus $7.6 million for the first nine months of 1999. For the first nine months of 2000, the Company's gross margin was 32% versus 30% for the first nine months of 1999. The increase in gross margin was due to a better mix of proprietary and distributed sales during the first nine months of 2000 compared to 1999. However, the effect of this increase was not fully realized due to the loss of cash discounts as a result of the Company's liquidity problems in the first half of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    For the first nine months of 2000, SG&A expense was $9.6 million, a decrease of 14.2% versus $11.2 million for the first nine months of 1999. SG&A expense as a percentage of revenues was 38% for the nine months ended September 30, 2000 compared to 45% for the comparable period in 1999. The decrease in the SG&A is primarily due to the overall cost control efforts employed by the Company and the restructuring actions taken by the Company in the second quarter of 2000.

RESEARCH AND DEVELOPMENT

    For the first nine months of 2000, R&D expense was $460,000, a decrease of 40% versus $768,000 during the first nine months of 1999. The decrease in R&D is due to the Company being more selective in the R&D programs that are being supported.

AMORTIZATION EXPENSE

    For the first nine months of 2000, amortization expense was $433,000, a decrease of 50% versus $864,000 during the first nine months of 1999. The decrease is primarily due to the fact that the amortization of the Turf Partners' goodwill, for the first nine months of 2000, is included in the loss from discontinued operations.

INTEREST EXPENSE

    For the first nine months of 2000 interest expense was $2.5 million, an increase of 260% versus $694,000 during the first nine months of 1999. The increase is primarily due to the amortization of additional debt issuance costs incurred in the first half of 2000.

NET LOSS FROM CONTINUING OPERATIONS

    For the nine months ended September 30, 2000 net loss was $5.8 million or $.31 per share versus net loss of $6.0 million or $.34 per share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception from revenues from sales of our products, sales of our common stock and debt financing. For the nine months ended September 30, 2000, our operating and investing activities of the continuing operations provided cash of $12.1 million.

    On August 25, 1998, we completed a financing transaction providing us with $15 million in gross proceeds. We issued an aggregate of $15 million principal amount of our Senior Subordinated Notes ("Notes") due 2003 pursuant to Note and Warrant Purchase Agreements dated as of August 25, 1998 between Albion Alliance Mezzanine Fund and us and between Paribas Capital Funding LLC (the "Lenders") and us. We have entered into a series of amendments of the Note and Warrant Purchase Agreements, which have, among other things, changed the rate of interest payable on the Notes, eliminated prepayment penalties on the notes and revised financial covenants.

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

    On June 30, 1999, the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. Effective June 1, 2000, the following changes were made to the terms of the FNB Working Capital
Facility: (a) fixed assets (BioJect(R) system units) were added to the description of collateral, (b) maturity date changed to December 31, 2000, (c) interest rate was changed to Prime plus 1.5%, and (d) personal guarantees were provided by key executives. As of September 30, 2000, of the $6.5 million availability (based on eligible receivables, inventory and fixed assets,) under the FNB Working Capital Facility, Agricultural Supply had borrowed $6.465 million.

    On July 31, 1999, the Company obtained a $2.5 million, two-year term loan from Coast Business Credit (the "Coast Term Loan"). The Coast Term Loan bears interest at Coast's prime rate plus 2.25%, payable monthly. One third of the principal must be repaid in level monthly payments during the first year of the term, with the remainder due in level monthly payments during the second year of the term. The Coast Term Loan is secured by substantially all of the assets of the parent company, except certain BioJect(R) system units that were released and included as collateral to the FNB Working Capital Facility. As a condition of the Asset Sale, a Simplot Letter of Credit, expiring on December 31, 2000, secured the principal balance of the Coast Term Loan. It is the intention of the Company to repay the remaining balance of the Coast Term Loan on or before December 31, 2000 from the remaining proceeds of the Asset Sale and/or other credit facilities.

    On January 24, 2000, the Company issued $4.5 million of Senior Secured Convertible Debentures (the "Debentures") and warrants to purchase 356,436 shares of common stock. The Debentures are due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option. In June 2000, the Company reduced the exercise price of the warrants to purchase 356,436 shares of common stock to $1.00 and issued additional warrants to purchase an aggregate of 75,000 shares of common stock with an exercise price of $2.50 per share to the Debenture holders in connection with obtaining the Debenture holders' consent to the Term Loan from Simplot described below.

    The Company's Coast Term Loan and the FNB Working Capital Facility contain certain restrictions and limitations on the Company's operations, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Coast Term Loan and the FNB Working Capital Facility also contain certain covenants which require the company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of September 30, 2000, the Company was not in compliance with certain of these covenants. Coast Business Credit and First National Bank provided a waiver of such covenants through September 30, 2000. However, there can be no assurance that the Company will remain in compliance, and therefore, the Company has classified the debt associated with the Coast Term Loan as current in the accompanying balance sheet.

    We entered into a Term Loan Agreement dated as of April 12, 2000 with Simplot. The $3 million Term Loan was obtained in July 2000 and used for working capital purposes. As stated below, the Term Loan was repaid from the proceeds of the Asset Sale.

    On July 28, 2000, the Company closed the Asset Sale and received proceeds of $23 million from Simplot. The proceeds were used to: (1) retire $14 million in principal amount of the Notes, (2) repay the $3 million Term Loan from Simplot, and (3) pay $1.1 million of closing fees. The remaining proceeds of approximately $5 million will be used for working capital purposes.

    On July 28, 2000, the Company amended the Note and Warrant Purchase Agreements with the Lenders to eliminate financial covenants. The Company replaced the Notes with amended Senior Subordinated Notes (the "Amended Notes") with an aggregate principal amount of $1.4 million covering the principal and accrued interest of the Notes not paid on July 28, 2000. The Amended Notes bear interest at an annual rate of 14% and are due on January 28, 2002. Monthly payments of $87,000 in the aggregate began on August 28, 2000.

    In addition, the Company intends to finance its future operations and growth through a combination of cash flows from operations, borrowings available under lines of credit and public or private debt or equity financing.

    We believe that the net proceeds from the sale of Turf Partners' assets, together with our existing cash balances, current performance and present plans, will be sufficient to finance our operations, make planned capital expenditures and fund future growth.

YEAR 2000

      During the fourth quarter of 1999, we upgraded our existing computer software and information technology ("IT") systems and tested our utility systems (heat, light, telephones, etc.) and other non-IT systems to ensure their Year 2000 readiness. Through October 2000, we have experienced no significant disruptions in critical IT and non-IT systems and believe those systems responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor our IT and non-IT systems and those of our suppliers and vendors throughout Year 2000.

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

    The Company is exposed to change in interest rates from its FNB Working Capital Facility and the Coast Term Loan, which are due in December 2000. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of the FNB Working Capital Facility and the Coast Term Loan by $20,000, in the aggregate.

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

   On November 24, 1999, a purported class action securities complaint was filed against the Company and three of its officers and/or directors, William B. Adams, Douglas M. Gloff and Mark. D. Buckner, by Edward Wissinger. The suit was allegedly brought by Mr. Wissinger on behalf of all purchasers of Eco Soil common stock during the period from April 13, 1999 (the date Eco Soil filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission) and November 3, 1999 (the date on which Eco Soil issued its quarterly earnings release for the three months ended September 30, 1999). The complaint alleged that defendants failed to sufficiently identify certain risks associated with the Company's agricultural business in Mexico, thereby artificially inflating the Company's stock price. On July 11, 2000, the Court dismissed without prejudice the class action complaint. The Court found that the plaintiff had failed to allege sufficient facts to state a claim in light of the heightened pleading standards applicable to the allegations made in the complaint. Under the Court's order, the plaintiff was granted an opportunity to amend his complaint at any time within 30 days of the Court's order to attempt to state a cognizable claim. The parties subsequently entered into a stipulation to voluntarily dismiss the action, which was entered by the court on September 5, 2000.

   From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material, adverse effect on the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   The FNB Working Capital Facility and the Coast Term Loan contain certain restrictions and limitations on the operations of the Agricultural Supply subsidiary and the Company, respectively, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The FNB Working Capital Facility and the Coast Term Loan also contain certain covenants which require the Agricultural Supply subsidiary and the Company, respectively, to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of September 30, 2000, the Company was not in compliance with certain of these covenants. FNB and Coast Business Credit provided a waiver of such covenants through September 30, 2000.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 27, 2000, the Company held an Annual Meeting of Shareholders at which the following proposals were voted on by shareholders:

        1. Election of one director for a three-year term to expire at the 2003 Annual Meeting of Shareholders.

               Nominee             For             Against       Withheld
               -------             --------------------------------------------
               Edward N. Steel     17,152,332         -          239,149


           In addition to Mr. Steel, the following directors continued in office: William B. Adams, William S. Potter and Max D. Gelwix.

        2. To approve the Amended and Restated Asset Purchase Agreement, dated April 5, 2000, as amended by the First Amendment to Amended and Restated Asset Purchase Agreement, dated as of June 9, 2000, by and among Eco Soil, its subsidiary Turf Partners, Inc. ("Turf Partners") and J.R. Simplot Company ("Simplot"), pursuant to which Turf Partners will sell substantially all of its assets to Simplot.

               For            Against        Abstained     Broker Non-Votes
               -----------------------------------------------------------------
               12,017,836     88,173         53,201        5,232,271

ITEM 5.  OTHER INFORMATION

        On November 10, 2000, the Company entered into a Memo of Understanding ("MOU") with the Debenture holders. Subject to the completion of definitive documentation, the Company and Debenture holders have tentatively agreed to the following modifications to the existing issuance that would become effective on January 24, 2001: (a) the maturity date of the debt will be extended one year to January 24, 2002, (b) the minimum conversion price of $1.89384 for conversion of the debt to the Company's stock will be removed, (c) the maximum conversion price of $3.00 for conversion of the debt to the Company's stock will be reset as of January 24, 2001 using the same process as in the original issuance (average of previous five days closing price but no lower than $1.50), (d) the Company will repay up to $2 million of principal amount of the Debentures on January 24, 2001, (e) conversions of the debt to the Company's stock will be limited in any given month to the greater of $175,000 or 10% of the average cumulative trading volume of the preceding month, and (f) the Company will have the option to redeem outstanding Debentures at conversion value upon 10 market days notice. As consideration for the modifications, the Company has tentatively agreed to issue to the Debenture holders an aggregate of 400,000 warrants with an exercise price of $1.25, which will expire five years after their grant date and will provide piggyback registration rights to the Debenture holders. In addition, the Company has tentatively agreed to register additional shares, if needed, to provide for the conversion of all of the unpaid Debentures to stock prior to the new maturity date.

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

    At September 30, 2000, we had an accumulated deficit of $40.1 million. We have historically experienced losses due to significant expenditures for product development, sales, marketing and administrative costs, as well as amortization costs associated with our previous acquisitions of turf and agricultural products dealers.

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

    In the purchase agreement that governed the Asset Sale, we agreed to indemnify Simplot for the breach of our representations and warranties contained in the purchase agreement and for other matters. For example, an indemnification claim by Simplot might result if representations Turf Partners or we made in the purchase agreement are later proved to be materially incorrect. If Simplot makes significant indemnification claims against us in the future, these claims could materially and adversely affect our financial condition and results of operations.

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

    Primarily because of our history of operating losses and because we may not be able to satisfy financial covenants contained in our long-term debt instruments, the report of independent accountants in our financial statements for the period ended December 31, 1999, filed on Form 10-K with the Commission, includes an explanatory paragraph regarding our ability to continue as a going concern unless we are able to obtain additional equity financing. We believe that the net proceeds from the sale of Turf Partners' assets, together with our existing cash balances, current performance and present plans, will be sufficient to finance our operations, make planned capital expenditures and fund future growth.

    We have received a term loan and our Agricultural Supply subsidiary has received a line of credit from financial institutions, and we have received debt financing from institutional investors through the issuance of convertible debentures and senior subordinated notes. Some of the loan documents to which Agricultural Supply and we are parties, contain restrictions on our activities and financial covenants with which Agricultural Supply and we must comply. Among other things, the financial covenants require us and Agricultural Supply to satisfy net worth requirements, debt service coverage ratios and other financial tests. In the past, we have obtained waivers to remain in compliance with the financial covenants and avoid default. There can be no assurance that Agricultural Supply or we will satisfy all of the applicable financial covenants in future quarters. To the extent Agricultural Supply or we do not satisfy these requirements, we would be in default and our obligations could be declared immediately due and payable. To avoid a default, we may be required to obtain waivers from third parties, which might not be granted. A default on indebtedness from one lender could result in the acceleration of indebtedness from other lenders. In the event that our cash flow and capital resources are not sufficient to repay our indebtedness or we are unsuccessful in obtaining alternate financing, Agricultural Supply or we may be unable to repay our debts. As a result, we may be forced to delay the expansion of our business, sell some of our assets, obtain additional equity capital or refinance or restructure our debt, any of which could have a material adverse effect on our business, prospects and financial condition.

    The Company has been working with its lenders to establish a multi-year term loan collateralized by the receivables, inventory and fixed assets of the Company separate from the FNB Working Capital Facility that is in place for financing the Agricultural Supply subsidiary. The FNB Working Capital Facility expires December 31, 2000 and there is no assurance that the FNB Working Capital Facility will be renewed or that the new term loan will be funded. The occurrence of one or both of these risks may impair our ability to obtain alternate financing on terms satisfactory to us, if at all, and/or we may need to sell assets to raise cash to retire debt, either of which could have a material adverse effect on our business and financial condition.

    We finance our operations in Mexico in part through the FNB Working Capital Facility that requires foreign credit insurance coverage for any borrowings against eligible receivables denominated in U.S. dollars from Mexican customers. If we are unable to maintain our present foreign credit insurance or obtain new insurance coverage we may need to sell assets and further reduce our Mexican operations in order to repay the $1.2 million loan advanced by FNB against these assets which could have a material adverse effect on the business of our Agricultural Supply subsidiary and the financial condition of the Company.

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

    The Nasdaq National Market requires, among other things, that the bid price for the Company's common stock remain in excess of

$1 for the Company to maintain its listing on the Nasdaq National Market. Given current market conditions, no assurance can be given that this standard will be met. If the Company's stock price falls below $1, the Company will not be in compliance with all of Nasdaq's listing requirements. In such a case, Nasdaq could send a formal notice of deficiency and commence the delisting process. If Nasdaq were to begin delisting proceedings, it could reduce the level of liquidity currently available to our shareholders. If our common stock were delisted, the price of the common stock would, in all likelihood, decline. In addition, it would be an event of default under the Convertible Subordinated Debentures if our shares were delisted from Nasdaq.

    The Company has commenced an arbitration proceeding against the former owners of an acquired business relating to uncollected accounts receivable and notes receivable. The former owners have made a counterclaim that they are entitled to an earn out payment based on the performance of the business for the 1999 calendar year, which, if successful, would result in an adjustment to the purchase price paid for the business. The Company disputes the allegations of the former owners. If the former owners were to prevail in the arbitration, it could have a material adverse effect on our financial condition and results of operations.

    We distribute and sell our products through agricultural products distributors and dealers we have acquired and through independent dealers and distributors. We sold our turf products distribution business to Simplot in the Asset Sale. Pursuant to distribution agreements with Simplot, we will continue to sell some of our products through the distribution network that was sold, but we may not achieve the same level of sales through the distribution network now owned by Simplot. Any failure to identify future distributors or acquisition candidates properly, any large expenditures on acquisitions that prove to be unprofitable or any difficulties encountered in selling our proprietary products through the existing distribution system could have a material adverse effect on our business, financial condition and results of operations.

    The Company has decided to offer its BioJect(R) customers the opportunity to purchase the BioJect(R) units either for cash or through a non-recourse private label leasing program. This new initiative could result in accelerating the revenue stream from the hardware while requiring the customer to obtain service, parts and microbes exclusively from the Company for the life of the equipment. The initial test market of the BioJect(R) sale program was positively received and it is the intent of the Company to market the program nationally beginning in the fourth quarter of 2000. We have limited experience in selling BioJect systems to our customers, and we do no yet know the level of customer demand for purchasing these systems. As a result, our efforts to sell the BioJect systems and to lease them to customers through our private label leasing program may not be successful.

    We increased our minority investment in Eco Soil Japan during the quarter. The success of new product introductions, an eCommerce effort and the ability of the Company to attract Japanese investors in Eco Soil Japan will determine the viability of this joint marketing effort.

    The Company has historically used the "Black Scholes" method of valuing warrants issued in connection with financings. We are concerned that this method does not consider certain market conditions of "micro-cap" companies and has resulted in a very high effective non-cash interest cost to the company. We have decided to engage the services of a valuation firm to determine the market value of Eco Soil warrants in order to more accurately value warrants issued by the Company. Our receipt and use of the valuation report may not have a materially positive effect on our balance sheet or results of operations.

    We presently have an R&D initiative in Microbial Genomics ("MG") to exploit existing Company technology through a collaboration of scientists at two major Universities and the USDA. Other companies have indicated that their research would also be aided by MG and in order to share the costs and benefits of these efforts we intend to create a new company to be named MG, Inc. as a vehicle for other companies to invest in this development. The Company's Board of Directors has approved up to $1 million in support to MG, Inc. over the next five years as part of the Company's R&D budget. It is anticipated that this research will require in excess of $5 million of total financing. In addition to the Eco Soil and other companies investment, MG, Inc. will be pursuing a private placement to raise the additional funding needed to complete the project as rapidly as possible. MG, Inc.'s efforts to raise additional capital may not prove successful, which would impair its ability to conduct its R&D activities.

    Currently, the Company has a 100% ownership of software platform that is designed to provide an eCommerce solution for golf course management and procurement activity (referred to as "eCo" for eCommerce). To access the 17,000 U.S. golf courses and their management, and the estimated $15 billion in U.S. golf course commerce, eCo has partnered with leading suppliers of golf course maintenance products, such as Simplot and the Toro Company. Simplot is the largest distributor of turf maintenance products in the U.S. with an extensive nationwide network of owned dealers and distributors and solid, established relationships through its 80 plus sales force at approximately 8,000 golf courses. Through its partnership with Simplot, the Company will have direct access to over 8,000 courses and their management, and more importantly, will bring to those customers a complete eCommerce solution combined with the fulfillment capabilities of the leading distributor of golf course maintenance products in the country. eCo's site will serve as the only e-based method of procurement for all Simplot customers, and will be leveraged as the platform from which eCo will introduce its extensive product offering.

    eCo is focusing on the course superintendent, and the corresponding superintendent relationships developed by Simplot sales force, as its point of penetration. Beyond having access to a vast product catalogue from Simplot, the Toro Company, and additional product vendors such as Eagle One, superintendents entering the site will be provided with high-quality technical content and integrated course management tools. These proprietary tools include the eCo's online Agronomic Plan and site management solution, GCS(TM), the number one selling solution of its kind in the U.S., with over 1,500 active users and extensive brand recognition. The Agronomic Plan and GCS(TM) solution will be integrated with the site's order center, automating many superintendent tasks, streamlining the operations of the superintendent, and providing reporting and compliance information. Common business operations and necessities, such as application scheduling, budgeting, inventory management, access to product material safety data sheets and labels, and any and all site management processes are included in the order center integration and provide the superintendent with a practical incentive to fully utilize the system and purchase products and services online.

    eCo's proprietary technology and product offering, existing and in development, are designed to have application beyond the golf market. It is the intention of eCo to fully extract the value of its products in several markets over time, including parks and recreation, horticulture, landscaping, and athletic field maintenance. While these markets are initially secondary to golf in order of rollout, they represent a substantial opportunity to eCo and will be pursued in the future. It is the intent of the Company to obtain financing for eCo through a private placement for the eCo subsidiary. The first round of financing is anticipated in the fourth quarter of 2000 and would dilute the Company's holding by up to 40 percent. eCo's efforts to raise additional capital may not prove successful, which would impair its ability to implement its technology and launch its operations. In addition, the eCo concept is unproven and may not prove successful if its intended users do not use the system to purchase products online or if difficulties arise in providing product to fulfill orders.

    Our ability to manage future growth, should it occur, will require us to implement and continually expand operational and financial systems, recruit additional employees and train and manage both current and new employees. In particular, our success depends in large part on our ability to attract and retain qualified technical, sales, financial and management personnel. We face competition for these persons from other companies, academic institutions, government entities and other organizations. No assurance can be given that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business as we propose it to be conducted.

    Our success will depend in large measure upon our ability to obtain and enforce patent protection for our proprietary products, maintain confidentiality of our trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. We have been granted three U.S. patents for the technology relating to the BioJect(R) system. We do not have foreign patent protection with respect to the claims covered by the two U.S. patents issued in 1993, and we are precluded from obtaining these foreign rights due to the expiration of the period for filing such claims. However, in connection with a U.S. patent granted in 1995, we applied for foreign patent protection with respect to the BioJect(R) system in selected countries. To date, technology relating to the BioJect(R) system has been successfully patented in several of these foreign countries. In addition, we have registered a number of trademarks used in our business, including "BioJect(R)" and "FreshPack(TM)" and we have applied for registration of a number of additional trademarks. We also rely on trade secrets and proprietary know-how. We generally enter into confidentiality and nondisclosure agreements with our employees and consultants and attempt to control access to and distribution of our confidential documentation and other proprietary information.

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

    In September of 1999, we acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. Among other things, the acquisition included a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. We have increased our research and development efforts to determine which microbes will be suitable for distribution through the BioJect(R) system or as a new FreshPack(TM) product. We may not be successful, however, in identifying microbes that will be suitable for commercial deployment or in creating products comprised of these microbes. Even if new product candidates are identified, EPA approvals of the products will be required to market them as pesticides. In order to market a microbial product as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. In addition, if a microbe is sold as a pesticide for use on crops, a tolerance level must be set by the EPA, which would define the acceptable limit on the amount of microbes that could be present on a given raw agricultural commodity at the time of harvest. Registration of microbial products as pesticides is a lengthy and expensive process that may or may not result in EPA approval. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or if we fail to obtain regulatory approval, we may be unable to sell products based on the microbes obtained from Agrium or any other microbes.

    We may be exposed to liability resulting from the commercial use of our products. Such liability might result from claims made directly by customers or others manufacturing such products on our behalf. We currently carry product liability insurance. There can be no assurance, however, that such product liability insurance will adequately protect us against any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business and prospects.

    The federal government and some states have laws imposing liability on certain parties for the release of fertilizers and other agents into the environment in certain manners or concentrations. Such liability could include, among other things, responsibility for cleaning up the damage resulting from such a release. In addition, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as the "Superfund" law, and other applicable laws impose liability on certain parties for the release into the environment of hazardous substances, which might include fertilizers and water treatment chemicals. We are also subject to certain other environmental laws, including the Environmental Protection Act, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act and may be subject to other present and potential future federal, state or local regulations. We do not currently maintain insurance for any environmental claims, which might result from the release of our products into the environment in a manner or in concentrations not permitted by law. Thus, a claim for environmental liability could have a material adverse effect on our business.

    We are subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. Some of our current products are subject to regulation by the EPA, the USDA and by certain state environmental and agricultural departments. Prior to 1998, we had only one registered pesticide with the EPA, BACILLUS THURINGIENSIS, and we marketed it as well as other microbial products only as soil inoculants. In 1998, we received two EPA approvals. First, we registered PSEUDOMONAS AUREOFACIENS TX-1 (Spot-less(TM)) with the EPA as a biofungicide for use in turf across the United States and received EPA approval of the BioJect(R) as a means of application of the microbe. Second, we received EPA approval to use XANTHOMONAS CAMPESTRIS pv poaannua (Xpo) as a bioherbicide in experimental use permit trials for use in turf across the United States. We are in the final process of receiving EPA approval on PSEUDOMONAS HORORAPHIS, STRAIN 63-28 (AtEze(TM)) for use as a biofungicide on greenhouse and agricultural plants. No assurance can be given that EPA approval will be received for sales of additional microbial products as biopesticides. In order to market a microbe as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. Registration of our microbial products as pesticides likely will be a lengthy and expensive process that may or may not result in EPA approval. Without the desired EPA approvals, we will not be able to market such unregistered microbes as pesticides, and our sales efforts will be limited to discussions of the soil inoculant features of the microbe. If the EPA determines that a microbial product has no significant commercially valuable use other than use as a pesticide, however, we will be precluded from selling the product entirely unless it is approved by the EPA. In addition, we may be subject to regulation in foreign countries. Compliance with such requirements likely would result in additional cost and delays in introducing our products in such foreign countries.

    The BioJect(R) system and our FreshPack(TM) products compete against traditional chemical insecticides and fungicides, chemical soil penetrants, acid injection systems and the direct, manual application of cultured microbial products. Many of our competitors have substantially greater financial, technical and personnel resources than we do. Our competitors include such well-established companies as Novartis Corporation, Rhone-Poulenc AG Company, the Dow Chemical Company, Astra-Zeneca, Lesco, Inc., and The Toro Company, as well as a number of smaller local and regional competitors. We compete against traditional technologies on the basis of our delivery mechanism and bioaugmentation expertise. We believe that the long-term competitiveness of the BioJect(R) system may be affected by the timing and extent of our penetration into golf and agricultural markets compared to the market penetration achieved by companies offering competing products for microbial distribution. This timing, in turn, will be based on the effectiveness with which we or the competition can complete product testing and approval processes and supply products to the marketplace. Competition among microbial distribution products is expected to be based on, among other things, product effectiveness, safety, reliability, cost, market capability and patent protection.

    A decrease in the number of golfers, reduced participation rates or reduced consumer spending on golf could have a material adverse effect on our golf course customers and, in turn, on our business. Specifically, the success of efforts to attract and retain members at private country clubs and the number of rounds played at public golf courses historically have been dependent upon discretionary spending by consumers, which may be adversely affected by general and regional economic conditions. In addition, the construction of additional golf courses is dependent upon growth in the number of golfers. If customer tastes or economic conditions cause golf courses to reduce their budgets or slow the development of additional golf courses, we may see a correlative decrease in sales of the BioJect(R) system and our other products.

    We began selling our proprietary products to growers who will apply them to crops using micro irrigation methods. In addition, we have formed a strategic relationship with Cebeco Seeds Group to sell our proprietary products in European greenhouse markets. Our proprietary products have not been widely applied using micro irrigation methods or in greenhouses and we may not achieve significant market share in these markets. Revenues from sales of our proprietary products for applications using micro irrigation methods or in greenhouses may not exceed the sales, marketing and development costs we have incurred in an effort to penetrate these markets.

    We have devoted substantial resources to developing markets for our products outside the United States, particularly in Mexico. In addition, our strategic relationship with Cebeco Seeds Group calls for us to sell our proprietary products to the European greenhouse markets. To date, our operations outside the United States have generated limited revenues, which have not been sufficient to cover our costs in seeking to penetrate foreign markets. While we are continuing to explore opportunities to sell our products outside the United States, no assurance can be given that these efforts will be successful. Our international sales efforts are subject to risks associated with operations in foreign countries that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

        - longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

        -      costs and availability of foreign credit insurance.

    The costs related to out international operations could adversely affect our operations and financial results in the future.

    Our common stock currently is quoted on the Nasdaq National Market. The market price of our common stock could be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock. In addition, in the event the listing of the common stock was discontinued for any reason, the liquidity and price of our common stock would be adversely affected.

    Our operating results vary from quarter to quarter as a result of seasonality and various factors. Virtually all of our customers are located in the Northern Hemisphere and purchase greater quantities of microbes and distributed products during the spring, summer and fall months. As a result of low customer activity during the winter, we typically market the BioJect(R) system during the fourth and first quarters. As a result of these marketing efforts, we typically receive orders during the first and second quarters and install BioJect(R) systems during the second and third quarters. BioJect(R) revenues generally occur in the second and third quarters of the year. Because of this sales cycle, we expect to recognize a significant portion of our revenues during the second and third quarters. Operating expenses have tended to be independent of the quarterly sales cycle. As a result, operating expenses generally represent a higher percentage of sales in the first and fourth quarters as compared to the second or third quarters, and we may experience losses in the first and fourth quarters. Accordingly, results for any quarter are not necessarily indicative of results for any future period. The sales cycle for the BioJect(R) system also makes it difficult to predict the number of BioJect(R) systems that will be employed and the quantity of microbial products that will be sold until we receive orders during the first half of the year. Sales of our products also depend to some extent on the severity of weather patterns in the geographic areas we serves. Given these factors, it is difficult to accurately predict the level of demand for our products. It is likely that in one or more future quarters our financial results will fall below the expectations of analysts and investors. If this happens, the trading price of our common stock would likely decrease. Many of the factors that cause our quarter-to-quarter financial results to be unpredictable are largely beyond our control.

    We are dependent upon the active participation of William B. Adams, our Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Adams could have a material adverse effect upon our future operations. Our success depends in large part on our ability to attract and retain qualified scientific, financial and management personnel. We face competition for such persons from other companies, academic institutions, government entities and other organizations. There can be no assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business as proposed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

     3.1(3)       Amended and Restated Articles of Incorporation

     3.2(4)       Articles of Correction to Amended and Restated Articles of
                  Incorporation

     3.3(5)       Articles of Amendment to Amended and Restated Articles of
                  Incorporation

     3.4(3)       Bylaws, as amended

     4.1(2)       Form of the Common Stock Certificate

     10.1(6)      Amended and Restated Asset Purchase Agreement dated April 5,
                  2000 by and among the Company, Turf Partners, Inc. and J.R.
                  Simplot Company.

     10.2(7)      Term Loan Agreement dated as of April 12, 2000 among Turf
                  Partners, Inc. and Eco Soil Systems, Inc. and J.R. Simplot
                  Company.

     10.3(1)      Change in Terms Agreement, dated June 1, 2000, among
                  Agricultural Supply, Inc. and First National Bank

     10.4(1)      Commercial guaranty dated June 1, 2000, by Agricultural
                  Supply, Max Gelwix and William B. Adams.

     10.5(8)      First Amendment to Amended and Restated Asset Purchase
                  Agreement dated June 9, 2000 by and among the Company, Turf
                  Partners, Inc. and J.R. Simplot Company.

     10.6(9) Amendment No. 6 to Note and Warrant Purchase Agreement, dated as of July 28, 2000 among the Company, Albion Alliance
                  Mezzanine Fund, L.P. and Paribas Capital Funding LLC.

     10.7(9) Amended Senior Subordinated Note due January 28, 2002, dated as of July 28, 2000 among the Company and Paribas Capital
                  Funding LLC.

     10.8(9)      Amended and Restated Common Stock Purchase Warrant expiring
                  August 25, 2005 in favor of Paribas Capital Funding LLC.

     10.9(9) Amended Senior Subordinated Note due January 28, 2002, dated as of July 28, 2000 among the Company and Albion Alliance
                  Mezzanine Fund, L.P.

     10.10(9)     Amended and Restated Common Stock Purchase Warrant expiring
                  August 25, 2005 in favor of Albion Alliance Mezzanine Fund,
                  L.P.

     10.11(9)     Distribution and License Agreement dated July 28, 2000 between
                  J.R. Simplot Company and the Company.

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

(4) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-39399) filed with the Commission on November 4, 1997.

(5) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-39399) filed with the Commission on November 21, 1997.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-12653) filed with the Commission on April 14, 2000.

(7) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on May 15, 2000.

(8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on June 19, 2000.

(9) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on August 14, 2000.

 (b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K (File No. 001-21975) under
Item 4 thereof on September 29, 2000, which reported that the Company changed its certifying accountant.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Eco Soil Systems, Inc.


Date: November 14, 2000                 By: /s/ WILLIAM B. ADAMS
                                            ------------------------------------
                                            William B. Adams
                                            Chairman and Chief Executive
                                            Officer


Date: November 14, 2000                 By: /s/ DENNIS N. SENTZ
                                            ------------------------------------
                                            Dennis N. Sentz
                                            Chief Financial Officer
                                            (Principal financial officer and
                                            Principal accounting officer)