Form 10-K
period 2000-12-31
ECO SOIL SYSTEMS INC
filed 2001-04-18
CIK 876103

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

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filer, pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

        As of April 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,075,262.

        As of April 16, 2001, the number of shares outstanding of the Registrant's Common Stock, $.005 par value, was: 19,645,144.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the Registrant, which will be filed on or prior to April 30, 2001.
================================================================================

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

PART I

ITEM 1. BUSINESS

GENERAL

        Eco Soil Systems, Inc. (the "Company") develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop problems in the golf and agricultural industries. The Company has developed a portfolio of microbial programs to be applied via standard spray procedures in the case of the FreshPack(TM) product line, or through the Company's patented BioJect(R) system. These naturally occurring microbes complement or reduce the need for many chemical products currently used in golf and agricultural markets. The Environmental Protection Agency (EPA) has approved the BioJect as a means of application for biopesticides and the BioJect is described as the application method under the directions for use on the Company's EPA registered exclusive microbial products. By fermenting microbes at or near the customer's site and delivering them for distribution through the customer's existing irrigation system via the BioJect, or through standard application practices, customers can cost-effectively reap the benefits associated with quality microbial products while mitigating the adverse environmental effects associated with chemical products. The Company initially focused its sales and marketing efforts on the golf market and in 1998 entered the agricultural crop and horticultural markets.

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

        The Company generates recurring revenues both from the sale of its FreshPack programs and by delivering programs through BioJect systems to customers. The Company has entered into technology transfer agreements pursuant to which it has obtained rights to certain microbes from leading biotechnology companies and organizations such as Mycogen Corporation, Encore Technologies, Inc. and the USDA and major universities such as Michigan State University, Rutgers University and the University of California, Riverside. The Company currently offers BioJect customers a menu of three microbial-based programs and will continue to develop the library of approximately 2,500 microbes from the Agrium acquisition.


        Through the Agricultural Supply subsidiary, the Company offers a complete program to the agriculture market consisting of various soil analyses to establish a customized program regimen delivered through the Company's proprietary equipment, the BioJect and CalJect. The programs' goals are to utilize soil remediation and microbial activity to move soil pH towards neutral, improve soil structure and infiltrate and release nutrients through increased mineralization and organic matter degradation. The Company performs the soil analysis at the beginning of the season, develops a treatment regimen, installs and services the equipment at the customer's site and provides the microbials and other soil additive products for the customer to use throughout the crop's growing season. While the Company is redirecting its agricultural efforts to focus primarily in the United States, approximately 47% of its agriculture business in 1999 was derived from sales outside the United States, primarily in Mexico. In 2000 the agricultural business in Mexico was reduced due to store closings and tighter credit policies, but this was partly offset by the addition of sales to Cargill in Canada. In total, approximately 40% of the agricultural business in 2000 was outside the United States.

        On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' existing long-term debt and vendor payables totaling $37.3 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

        In connection with the Asset Sale, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary FreshPack(TM) products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to distribute the Company's proprietary products in Simplot's Soilbuilders stores. The Company and Simplot also entered into a field trials agreement pursuant to which Simplot will pay the Company to perform Field Trials of the Company's BioJect(R) system and microbials on selected Simplot crops in 2001.

HISTORY

        Eco Soil was incorporated under Nebraska law in November 1987. The Company initially marketed a program that developed blended fertilizers and soil amendments to golf courses and to other residential and commercial customers in the Lincoln, Nebraska area. In 1991, the Company decided that it needed a broader strategic vision and, consequently, concentrated on the development of biological inoculation service and nutrient programs. In the next several years, the Company developed its BioJect, CleanRack(TM), CalJect(TM) and SoluJect(TM) systems for distribution to the turf maintenance industry. More recently, the Company has added its FreshPack products to its line of microbial-based programs.

STRATEGY

        The Company's strategy is to expand its leadership position in the distribution and sale of microbial products in the golf industry and to continue to leverage its experience in this industry to further expand into the agricultural crop market.

        Increase Penetration of Golf Markets. The Company currently has an installed base of BioJect systems dispersed among 16 states and 5 countries. The Company intends to continue to focus its sales and marketing efforts on increasing FreshPack program sales, the number of installations of its BioJect system and expanding the number of menu items sold to each customer. The Company has initiated a new strategy to sell or lease the Bioject to the end user. This program was test marketed in the fourth quarter 2000 and rolled out nationally in February 2001. The idea of reducing the operating budget of the Golf Course customer by "unbundling" the program cost into a one time capital or "lease to own" cost and reduced annual microbial and service costs drives this new strategy.

        As a stand alone proprietary product strategy and in order to increase awareness of the effectiveness of biological products and to generate new Bioject customers, the Company will continue to actively market its FreshPack products to golf industry customers. The Company believes that as it demonstrates the advantages of its proprietary products, the use of biological products in the golf industry will become more widespread and the Company will be well positioned to exploit new market opportunities.

        The Simplot distribution agreement that resulted from the sale of the Turf Partners business on July 28, 2000, covers about 7,000 golf courses in the United States. The Company is in the process of locating other distributors, particularly in the Southern United States, to try to reach the other 9,000 golf courses that are not presently able to purchase the proprietary products. In the fourth quarter 2000 the Company continued the development of its e-commerce platform that would allow distributors and other customers to order proprietary products directly from the Company via the Internet.

        Expand into Agricultural Markets. Although the Company initially set its attention on golf applications for the BioJect system and FreshPack products, the Company has added focus on the agricultural crop and horticulture markets and expects the these markets to be an important area of growth over the long term both for its BioJect System, and FreshPack products. By combining its proprietary BioJect and CalJect products in a single program, the Company has been successful in reducing the alkalinity of its customers' soil, increasing the crops' nutrient uptake and reducing the number of pathogens in the soil. When combined with micro-irrigation systems, the Company's proprietary products have allowed customers to increase both the quantity and quality of their fruit production. For growers that do not utilize micro-irrigation, the Company is adapting its FreshPack product line for specific application practices on a focus number of crops. Furthermore, the Company intends to leverage its fermentation capabilities on a regional basis by offering growers access to fresh microbial products fermented at central locations, offering a low-cost hybrid of the BioJect and FreshPack products.

        The Company intends to market its products into the agricultural markets principally through its independent dealers, strategic partnership with Simplot and other potential partnerships with established agricultural companies such as the Joint Development Agreement announced on February 12, 2001 with the Cargill Corporation. In April 1998, the Company acquired Agricultural Supply, Inc. ("Agricultural Supply"), a distributor of micro-irrigation products in Southern California and Mexico. The acquisition of Agricultural Supply included a 50% interest in Agricultural Supply de Mexico ("ASM"), Agricultural Supply's Mexican affiliate. In June 1998, the Company acquired Controlled Irrigation International, Inc. (d.b.a. Yuma Sprinkler and Pipe Supply) ("Yuma Sprinkler"), a distributor of micro-irrigation products in Arizona and Mexico. Also in June 1998, the Company acquired Riegomex S.A. de C.V. ("Riegomex") and the remaining 50% interest in ASM. By working with distributors of micro-irrigation products and hiring selected personnel, the Company believes that it can develop an integrated sales force and penetrate the agricultural markets with its proprietary products. In the 2nd Quarter 2000 the Company did a restructuring of the agricultural business that included closing the AG Supply corporate office and two unprofitable store locations in the U.S. in addition, three unprofitable store locations were closed in Mexico and the Mexican organization reduced from three regions to one in order to reduce administrative costs. Offsetting the loss of revenues from the store closings was the addition of the Cargill business and strategic development effort in Canada.

        Increase Number of Microbial Menu Items. In order to maximize the revenues it generates from each BioJect system and from FreshPack sales, the Company intends to expand the selection of microbes it offers to its customers. To this end, the Company has entered into discussions with various leading biotechnology companies and major universities to obtain rights to additional microbes. In September 1999, Eco Soil acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. This acquisition gave Eco Soil immediate access to a variety of products, including four EPA-registered biochemical insecticidal products for use in agriculture, one pending EPA-registered biofungicide (AtEze(TM)) and several Rhizobium soil inoculants (RhizUp(TM)). In addition, the acquisition included a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. The Company also has increased its research and development efforts to determine which microbes will be suitable for distribution through the BioJect system or as a new FreshPack product. In 2000 the Company has expanded the products offered for sale to include applications in the Sod Farm and Municipal / Governmental markets with some encouraging early successes.

PRODUCTS

PROPRIETARY PRODUCTS

        The Company's proprietary products consist of (i) the BioJect system, which automatically ferments and distributes microbes through irrigation systems, (ii) the FreshPack line of products, which are packaged biological and soil amendments, (iii) the CalJect and SoluJect systems, which permit the injection of soil and water amendments into irrigation systems, and (iv) other proprietary products, including the BioRack system , Specialty Chemical products and drip irrigation design services.

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


        The Company's installed base of BioJect systems is shown in the following table:

                                                                            DECEMBER 31,
                                               ----------------------------------------------------------------------
                                               1994       1995       1996       1997       1998       1999       2000
                                               ----       ----       ----       ----       ----       ----       ----
Number of installed BioJect Systems              79        171        238        290        458        418        341


        The Company's installed base of BioJect systems experienced rapid growth through 1998. Installed systems declined in 1999 and 2000 due to an increased marketing focus by the Company on its proprietary FreshPack products and the poor state of the Mexican agricultural market.

        The Company has installed its BioJect systems for some of the most famous and notable golf courses in the country, including the following:

   -   Westchester Country Club (NY)         -   Lancaster Country Club(PA)
   -   Chevy Chase Country Club (MD)         -   Medinah Country Club(IL)
   -   Winged Foot Golf Club (NY)            -   Rancho Bernardo Inn(CA)
   -   Del Mar Country Club (CA)             -   Siwanoy Country Club(NY)
   -   Four Seasons Resort Aviara (CA)       -   Club at Pelican Bay(FL)


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

        Set forth below is a table showing the name of each of the Company's microbial products, the Company's rights to themicrobe, the source of the microbe and the application for each microbe.

MICROBE NAME                   SOURCE                       COMPANY'S RIGHTS                    USE
------------                   ------                       ----------------                    ---
Bacillus Spp.                  Chr. Hansen, Inc.            Public Domain                       Improves soil porosity to enhance
                                                                                                plant growth

Azospirillum brasilense Cd     Encore Technologies, Inc.    Exclusive worldwide license for     Converts atmospheric nitrogen into
                               ("Encore")                   use through the BioJect system      plant available form; growth
                                                                                                promoter

Pseudomonas aureofaciens       Encore/Michigan State        Assignment of rights granted to     Biofungicide to control certain
TX-1 (Spot-less(TM))           University                   Encore under exclusive              turfgrass diseases
                                                            worldwide license from Michigan
                                                            State University

Xanthomonas                    Mycogen Corporation/         Rights under worldwide              Experimental Use Permit as a
campestris pv poa              Michigan State University    license from Michigan State         selective postemergent biological
(Xpo(TM))                                                   University acquired from Mycogen    control of Poa annua
                                                            Corporation (not salable in
                                                            Japan)

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

RhizUp                         Agrium, Inc.                 Owns trademark; buys organism       Nitrogen fixing bacteria for legumes
                                                            from Liphatec

        The Company has obtained rights to several microbes pursuant to a license and supply agreement with Encore and certain assignments of intellectual property made by Encore to the Company. The license and supply agreement provides for worldwide, royalty-free license to use, sell and distribute Azospirillum brasilense Cd for application through the BioJect system. In addition, Encore has assigned to the Company all of Encore's rights to media (proprietary material formulations used to promote fermentation and multiplication of microbial products in the BioJect system) and rights to Pseudomonas aureofaciens TX-1 (Spot-less) that Encore obtained under a license agreement with Michigan State University.

        In September of 1999, Eco Soil acquired the Agricultural Biological Division (AgBio) of Canadian-based Agrium, Inc. This acquisition included both RhizUp and AtEze products. RhizUp(TM) is a commercial product introduced to the Canadian market four years ago that forms a symbiotic relationship with legumes such as soybeans and peanuts. RhizUp(TM) allows for decreased nitrogen fertilizer while supporting the growth of the plant. AtEze(TM) is a bacteria known as Pseudomonas chlororaphis, which has been used as a biopesticide to prevent fungal disease of vegetables and ornamental plants, including the Rhizoctonia, Fusarium and Pythium species. The AtEze(TM) biofungicide has shown efficacious field results against the primary fungal pathogens of these plants and should enhance Eco Soil's position within the worldwide greenhouse market. The purchase of the AgBio division provides Eco Soil with a microbiological collection in excess of 2,500 unique biocontrol and growth-promoting microorganisms. In addition to new products, Eco Soil was also able to retain two of Agrium's key employees, including one senior scientist and one marketing manager. To further increase the menu of items for use in its BioJect system, the Company intends to enter into additional licensing agreements with leading biotechnology companies and major universities once new microbial products have been proven effective. To meet the technical challenges associated with the task of optimizing the scale-up of these distinct microbes within the BioJect system and distributing them within the irrigation cycle, the Company has entered into research and development agreements with companies specializing in the fermentation of microbes.

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

FRESHPACK NAME         INDIVIDUAL PRODUCTS                          USE
--------------         -------------------                          ---
XPO                    Xanthomonas campestris pv. Poannua           Selective control of Poa annua

RECHARGE               Azospirillum brasilense CD, root growth      Promotes root growth and brings life
                       promoting bacteria, and LEX, a               back into the soil
                       microbial stimulant

REOPEN                 Three species of Bacillus bacteria, LEX      Aids reduction of black layer in the
                       and OxyPlus                                  soil profile and provides
                                                                    plant-available oxygen and eliminates
                                                                    anaerobic conditions

REMOVE                 Bacillus bacteria, LEX, Deliminate, a        Increases aeration and infiltration in
                       sodium reduction agent, and calcium          soil, removes sodium and introduces
                       acetate                                      calcium


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

OTHER PROPRIETARY PRODUCTS

        The Company also offers the BioRack system, an equipment wash rack and water treatment system that recycles contaminated equipment wash water, making it suitable for recycling or discharge. The BioRack system is designed to decontaminate wash water so that it complies with applicable state and federal environmental and safety regulations and is suitable for discharge or can be safely recycled.

DISTRIBUTED PRODUCTS

        In addition to the proprietary products described above, the Company also sells a complete line of traditional chemical fertilizers and pesticides and other maintenance products through Company-owned dealers and distributors. In order to meet all of its customers maintenance needs, the Company's distributors keep in stock an inventory of branded pesticides, fertilizers, seed, and other necessary products from many agricultural manufacturers. In the agriculture industry, the Company sells a number of micro-irrigation products as well as pumps and piping. These products are manufactured by T-Systems, Inc., Spears Manufacturing, Hydro Agri, and United Agriculture Products, Inc.

SALES AND DISTRIBUTION

        The Company has focused on establishing sales and distribution capabilities by acquiring independent product dealers and distributors and integrating them into a single, nationwide sales organization to promote sales of the Company's BioJect systems, FreshPack products and CalJect/SoluJect systems to golf courses and agriculture. The Company has hired sales and other key personnel to establish a presence in the areas not served by Simplot. The Company has also acquired four distributors of micro-irrigation products, which are located in Southern California and Arizona and have substantial operations in Mexico. The Company currently has 11 sales people in the United States and 16 in Mexico in agriculture.


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


        On July 28, 2000, the Company completed the Asset Sale. In connection with the Asset Sale, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary FreshPack(TM) products during the first two years of the five-year agreement. In the parts of the U.S. that Simplot does not have a presence, the Company has hired salesmen to locate and work with new distributors in order to complete it's national distribution network.

DISTRIBUTION TO AGRICULTURAL MARKETS

        In early 1998, the Company initiated its strategy of consolidating its agricultural distribution network through acquiring independent product distributors and hiring key sales personnel. In April 1998, the Company acquired Agricultural Supply (including a 50% interest in ASM), a distributor of micro-irrigation products in Southern California and Mexico. In June 1998, the Company acquired Yuma Sprinkler, a distributor of micro-irrigation products in Arizona and Mexico. Also in June 1998, the Company acquired Riegomex and the remaining 50% interest in ASM. By purchasing these distributors of micro-irrigation products, the Company believes that it can rapidly develop an integrated sales force that will allow it to penetrate the agricultural markets. The Company intends to hire selected personnel and to integrate them into a single sales organization in order to enhance the Company's ability to market and sell its proprietary products and increase its penetration into the agricultural market.

RESEARCH AND DEVELOPMENT

        The Company has not engaged in its own research and development with respect to the discovery of microbial products. Instead, the Company has obtained rights to microbial products that have been proven effective for applications in the turf maintenance and agricultural crop and ornamental industries. Much of the Company's in-house research and development effort is targeted at determining which microbes will be suitable for distribution as FreshPack products or through the BioJect system and the engineering of the fermentation and product delivery features of the BioJect system. The Company spent approximately $608,000, $1,065,000 and $584,000 on research and development for the years ended December 31, 2000, 1999 and 1998, respectively. The Company believes its strategic objectives can best be met by combining its in-house product development efforts with the licensing of technology and the establishment of research collaborations with scientists at academic institutions and at companies working in related fields. See "Factors That Could Affect Future Performance--No Assurance that Rights to Additional Microbial Products Will Be Acquired."

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

        In addition to the patent applications described above, the Company has registered or applied for or acquired registration of a number of trademarks used in its business, and has obtained registered trademarks for the names including the registration of the following trade names: BioJect, FreshPack, CleanRack, ReOpen, ReMove, ReCharge, AtEze, RhizUp, EcoBac, and Deliminate. The Company also relies on trade secrets and proprietary know-how. The USA patents have a duration of seventeen years and the remaining duration depends on the date of the patent, but those that the company now relies on to produce revenue would have a duration in excess of nine years. See "Factors That Could Affect Future Performance -- Patents, Proprietary Technology and Licenses."

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

        FreshPack assembly operations are conducted at Company headquarters in San Diego. In addition, in 1999, the Company began in-house fermentation of its Xanthomonas product, Xpo(TM).

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

        FreshPack Products. In addition to the competitors listed for the above BioJect System, the FreshPack products compete directly with Sybron Biochemical, maker of Green Releaf(TM) products, and Plant Health Care, Inc., two companies focused on the production of packaged microbial products for the turf market.

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

PERSONNEL

        As of December 31, 2000, the Company had 163 full-time employees, consisting of 11 in general management, 40 in sales and marketing, 32 in customer service, 6 in research and development, 32 in warehouse and operations and 42 in finance and general administrative activities. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced work stoppages and believes that it maintains good relations with its employees.


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

        We have an indispensable need for capital, and the report of our independent accountants accompanying our financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. Primarily because of our history of operating losses and because of our need to refinance our working capital line of credit with the First National Bank of San Diego, there is substantial doubt about our ability to continue as a going concern unless we are able to obtain additional debt and/or equity financing. We anticipate that without additional financing we would likely run out of cash to fund our operations during the second quarter of 2001.

        On June 30, 1999 the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million, three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. Effective June 1, 2000, the following changes were made to the terms of the FNB Working Capital
Facility: (a) fixed assets (BioJect(R) system units) were added to the description of collateral, (b) maturity date changed to December 31, 2000, (c) interest rate was changed to Prime plus 1.5%, and (d) personal guarantees were provided by key executives. As of December 31, 2000, of the $6.5 million availability (based on eligible receivables, inventory and fixed assets) under the FNB Working Capital Facility, Agricultural Supply had borrowed $5.2 million. On March 21, 2001 the Company entered into a Change in Terms Agreement with FNB that extended the working capital facility to March 31, 2001 and waived the covenant violations as of December 31, 2000. The Change in Terms Agreement further prohibits the Company from making any payments to subordinated debt holders, thereby putting the Company in default under its Term Loan Agreement with J.R. Simplot Company, its Convertible Subordinated Debentures and its Amended Senior Subordinated Notes. The extension provided by the Change in Terms Agreement expired on March 31, 2001.

        On December 11, 2000, the Company entered into Amendment No. 1 to the Convertible Debentures and Warrants Purchase Agreement pursuant to which the Company sold the Convertible Subordinated Debentures, which amendment extended the maturity of a portion of the debentures to January 24, 2002. On March 7, 2001, the Company entered into Amendment No. 2 in which the Company agreed to repay in cash $1,500,000 in principal plus a 10% premium required under the terms of the Convertible Subordinated Debentures on or before March 30, 2001. In connection with Amendment No. 2, the Company issued warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $1.10 per share to the holders of the Convertible Subordinated Debentures. Amendment No. 2 further provides that if the $1.5 million principal repayment is not made on or before March 30, 2001, the Company must issue warrants to purchase an additional 200,000 shares at the same $1.10 strike price and seek to enter into an additional extension agreement.

                We can give you no assurances that the Company will obtain additional extensions and waivers from FNB, the holders of the Convertible Subordinated Debentures or its other debt holders. We currently do not have any arrangements to obtain other sources of financing. There can be no assurance that Eco Soil will be successful in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. The report of independent accountants on our financial statements included herein includes an explanatory paragraph to this effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 of our Consolidated Financial Statements.


        We have a history of operating losses and an accumulated deficit, and we may not achieve or maintain profitability in the future. At December 31, 2000, we had an accumulated deficit of $46.6 million. Our loss from continuing operations for the year ended December 31, 2000 was $10.8 million. We have historically experienced losses due to significant expenditures for product development, sales, marketing and administrative costs, as well as amortization costs associated with our acquisitions of turf and agricultural products dealers.

        If we are unable to successfully enter new markets, our business will be adversely affected. Sales of our proprietary products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that our efforts to increase sales of proprietary products to turf and agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established and will become successful, or that our intended customers will purchase our systems and products instead of competing products. In addition, there can be no assurance that we will be able to obtain significant customer satisfaction or market share with our proprietary products. Furthermore, the Company has begun selling and leasing Biojects to the end user, this is a new strategy and there can be no assurance that the Company will be successful with this new strategy.

        The market price of our common stock has fallen below the level required for continued listing on The Nasdaq Stock Market, and we may be delisted. As of March 28, 2001 our stock price had been less than $1 for 30 consecutive trading days, putting the Company in violation of Nasdaq qualification standards for continued listing. The Company has been notified by Nasdaq that it has until July 2, 2001 to raise its stock price above $1 for 10 consecutive trading days or be subject to de-listing following a de-listing hearing. We cannot give you any assurances that the Company's stock price will increase above $1 or, if not, that the Company will prevail in its de-listing hearing and thereby be able to avoid de-listing from the Nasdaq National Market.

        If Nasdaq were to delist our common stock, it would reduce the level of liquidity currently available to our stockholders. If our common stock were delisted, the price of the common stock would, in all likelihood, decline. In addition, it would be an event of default under our Convertible Subordinated Debentures if our shares were delisted from Nasdaq. If our common stock is delisted from the Nasdaq National Market, we could apply to have the common stock quoted on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market has a similar set of criteria for initial and continued quotation. We may not, however, meet the requirements for initial or continued quotation on the Nasdaq SmallCap Market. If we were not able to meet the requirements of the Nasdaq SmallCap Market, trading of our common stock could be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements, in what is commonly referred to as the "pink sheets."

        We are dependent on sales to J.R. Simplot Company. On July 28, 2000, we completed the sale of substantially all of the assets of our Turf Partners subsidiary to the J.R.Simplot Company (the "Asset Sale"). In connection with the Asset Sale, we entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary FreshPack products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to distribute our proprietary products in Simplot's Soilbuilders stores. We and Simplot also entered into a field trials agreement pursuant to which Simplot will pay us to perform Field Trials of the Company's BioJect system and microbials on selected Simplot crops in 2001. Since the Asset Sale, our revenues have been concentrated on sales to Simplot. Simplot distributes our products in the upper Midwest, Northeast and Southwest. For the fiscal year 2000, sales to Simplot accounted for 11% of revenues, and we expect sales to Simplot to comprise a significantly greater percentage of our sales during 2001. As a result, any reduction in purchases by Simplot for any reason or delay in payment of amounts owed to us by Simplot for product would have a material adverse effect on our business and results of operations.

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

        Patents and other proprietary rights provide uncertain protection of our proprietary information and our inability to protect a patent or other proprietary right may impact our business and operating results. Our success will depend in large measure upon our ability to obtain and enforce patent protection for our proprietary products, maintain confidentiality of our trade secrets and know-how and operate without infringing upon the proprietary rights of third parties. We have been granted three U.S. patents for the technology relating to the BioJect system. We do not have foreign patent protection with respect to the claims covered by the two U.S. patents issued in 1993, and we are precluded from obtaining these foreign rights due to the expiration of the period for filing such claims. However, in connection with a U.S. patent granted in 1995, we applied for foreign patent protection with respect to the BioJect system in selected countries. To date, we have successfully patented the technology relating to the BioJect system in several of these foreign countries. In addition, we have registered a number of trademarks we use in our business, including "BioJect" and "Fresh Pack" and have applied for registration of a number of additional trademarks. We also rely on trade secrets and proprietary know-how. We generally enter into confidentiality and nondisclosure agreements with our employees and consultants and attempt to control access to and distribution of our confidential documentation and other proprietary information.

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

        Our efforts to sell our products outside the United States have had limited success to date and may not be successful in the future. We have devoted substantial resources to developing markets for our products outside the United States, particularly in Mexico where the Company has significant receivables, inventory and fixed assets held in the name of its subsidiary Agricultural Supply de Mexico. In addition, our strategic relationship with The Cargill Corporation calls for us to sell our proprietary products to the Canadian market. To date, our operations outside the United States have generated limited revenues, which have not been sufficient to cover our costs in seeking to penetrate foreign markets. While we are continuing to explore opportunities to sell our products outside the United States, we can give you no assurance that we will be successful. Our international sales efforts are subject to risks associated with operations in foreign countries that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

        Loss of key personnel could hurt our business. We are dependent upon the active participation of William B. Adams, the chairman of our board of directors and our chief executive officer. The loss of the services of Mr. Adams could have a material adverse effect upon our business, financial condition and results of operations. We do not have an employment agreement with Mr. Adams. We can give you no assurance that Mr. Adams will continue to be employed by the Company.

        A small number of shareholders may be able to exercise effective control over us. As of December 31, 2000, our current principal shareholders and management owned more than 25% of the outstanding shares of our common stock, assuming the exercise of all outstanding options and warrants held by them and no exercise of options or warrants held by others. Accordingly, even though we currently have cumulative voting, the current principal shareholders and management, if voting in concert, may have the ability to effectively control the election of a majority of our directors or any other major decisions involving our assets or us.

        We have a large number of outstanding warrants and options, which could harm our ability to acquire additional capital. As of December 31, 2000, there were 10,413,497 shares of common stock subject to issuance pursuant to options and warrants we previously issued. Holders of warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options. While the warrants and options are outstanding, they may adversely affect the terms on which we can obtain additional capital.

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

ITEM 2. PROPERTIES

        The Company's headquarters consist of 39,700 square feet located in San Diego, California. The Company currently leases this building for warehouse, sales and marketing, product development and administrative purposes. The Company's lease for such space provides for base lease payments of $30,817 per month, plus operating expenses, and expires in December 2008. Simplot Partners sub-leases a portion of the building for $13,189 per month. The Company does not own any real property.

        The Company leases office and warehouse space in various locations in the U.S. including Agricultural Supply leases 20,449 square feet in California, 24,096 square feet in Arizona and 63,709 square feet in Mexico.

        Management believes that the properties leased by the Company and its subsidiaries are generally in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

        On March 12, 2001, an arbitrator formally ruled on an arbitration case between the Company and John C. Wells, William Wells and John Pothoff ("former owners") of Agricultural Supply, Inc., which was purchased by the Company in 1998. The result of the arbitration was that the Company was awarded an indemnification of $465,000 for uncollectible receivables included in the assets purchased from the former owners. However, the former owners were awarded an earn-out for the fiscal year 1999 of $449,000. The earn-out will be paid by offsetting it with the indemnification, plus a combination of cash and Company Common Stock. The earn-out is classified as an adjustment to the purchase price, effective January 1, 2000. Therefore, amortization of $53,000 was recognized in the fourth quarter of fiscal year 2000 operating results.

        From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, $.005 par value per share, trades on The Nasdaq National Market under the symbol "ESSI." From January 16, 1997, the date of the Company's initial public offering, to December 3, 1997 the Company's Common Stock traded on the NASDAQ SmallCap Market under the symbol "ESSI". The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                        HIGH              LOW
                                      ---------        ---------
 1999
   1st Quarter ...............        $   8.688        $    5.75
   2nd Quarter ...............            7.313            4.438
   3rd Quarter ...............            8.063             5.25
   4th Quarter ...............            6.625            2.906
 2000
   1st Quarter ...............            5.750            3.063
   2nd Quarter ...............            3.438            1.063
   3rd Quarter ...............            2.031            0.938
   4th Quarter ...............            1.563            0.531

        As of April 16, 2001 there were approximately 19,645,144 shares of Common Stock outstanding held by approximately 245 holders of record.

        The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying dividends by the terms of loan agreements between the Company and its lenders. The Company intends to retain any earnings for use in the operation and expansion of its business.

ITEM 6 SELECTED FINANCIAL DATA

        The following selected financial data of should be read in conjunction with Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report on Form 10-K. The data presented below has been restated to reflect the Revenues and Expenses excluding the Turf Partners distribution business sold to Simplot on July 28, 2000.

                                                                                 YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                        2000             1999             1998             1997             1996
                                                      --------         --------         --------         --------         --------
                                                                          (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues                                              $ 34,433         $ 33,469         $ 29,420         $ 14,924         $  5,463
Cost of revenues                                        24,678           25,201           19,194            7,381            2,543
                                                      --------         --------         --------         --------         --------
Gross profit                                             9,755            8,268           10,226            7,543            2,920
Operating expenses:
    Selling, general and administrative                 15,219           17,764           14,558            6,844            5,170
    Research and development                               608            1,065              584              269              475
    Amortization                                           629              540              455              166              464
    Special charges                                      1,155               --            1,280               --               --
    Legal settlement                                        --              198               --               --               --
                                                      --------         --------         --------         --------         --------
Loss from operations                                    (7,856)         (11,299)          (6,651)             264           (3,189)

Interest expense                                         3,408            1,315            1,570              577              996
Interest income                                            158              268              479               97               --
Income taxes                                               156               --               --               --               --
                                                      --------         --------         --------         --------         --------
Loss from continuing operations                        (11,262)         (12,346)          (7,742)            (216)          (4,185)
Loss from discontinued operations                      (10,185)          (6,060)          (2,263)            (862)              (8)
Gain on sale of discontinued operations                 21,358               --               --               --               --
                                                      --------         --------         --------         --------         --------
Net income (loss) before extraordinary item                (89)         (18,406)         (10,005)          (1,078)          (4,193)
Loss from extraordinary item                            (3,820)              --               --               --               --
                                                      --------         --------         --------         --------         --------
Net loss before cumulative effect                       (3,909)         (18,406)         (10,005)          (1,078)          (4,193)
Loss from cumulative effect                               (752)              --               --               --               --
                                                      --------         --------         --------         --------         --------
Net loss                                              $ (4,661)        $(18,406)        $(10,005)        $ (1,078)        $ (4,193)
                                                      ========         ========         ========         ========         ========
Loss per share of common stock, basic and
diluted:
Income (loss) from continuing operations              $  (0.60)        $  (0.70)        $  (0.47)        $  (0.02)        $  (0.72)
Loss from discontinued operations                         0.60            (0.35)           (0.14)           (0.08)              --
Loss from extraordinary item                             (0.20)              --               --               --               --
Loss from cumulative effect                              (0.04)              --               --               --               --
                                                      --------         --------         --------         --------         --------
Net loss                                              $  (0.24)        $  (1.05)        $  (0.61)        $  (0.10)        $  (0.72)
                                                      ========         ========         ========         ========         ========
Shares used in calculating net loss per share,
basic and diluted                                       18,680           17,550           16,361           11,327            5,815

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                             $    903         $    131         $    759         $  2,918         $     73
Working capital (deficit)                                  856          (15,967)           9,693           10,303           (5,927)
Total assets                                            35,394           43,191           39,334           23,248            9,013
Long term obligations, net of current portion            3,251            1,307           22,438            1,392            1,826
Total shareholders' equity                            $ 15,982         $ 16,027         $ 28,543         $ 29,779         $    (74)

        EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

        EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense. While EBITA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.



EBITDA of continuing operations is calculated as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                     2000             1999             1998             1997             1996
                                                   --------         --------         --------         --------         --------
        Net loss from continuing operations        $(11,262)        $(12,346)        $ (7,742)        $   (216)        $ (4,184)
        Interest income                                (158)            (269)            (479)             (97)              --
        Income Taxes                                    156               --               --               --               --
        Interest expense                              3,408            1,315            1,570              577              996
        Depreciation                                  2,440            2,146              980              692              383
        Amortization                                    629              540              455              166              464
                                                   --------         --------         --------         --------         --------
        EBITDA                                     $ (4,787)        $ (8,614)        $ (5,216)        $  1,122         $ (2,341)
                                                   ========         ========         ========         ========         ========

        Cash Flow:
        Operating Activities                       $ (8,175)        $(11,894)        $ (8,615)        $ (9,759)        $ (4,630)
        Investing Activities                         18,968           (4,812)          (6,569)         (11,220)          (1,187)
        Financing Activities                        (10,845)          14,524           15,469            2,975              150


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Item 6:
"Selected Financial Data" and the Consolidated Financial Statements of the Company, related notes thereto, and other financial data appearing elsewhere in this Report on Form 10-K. Unless otherwise noted, the discussion refers to continuing operations.

        GENERAL

        The Company develops, markets and sells proprietary biological products, and their delivery systems, for the golf and agricultural industries. The Company's most unique delivery system is the BioJect(R), a patented and EPA-approved device that stimulates and dispenses biological products through irrigation systems. The Company's proprietary products are sold both direct and through traditional distribution channels into the turf market and through direct sales along with irrigation products into the agricultural market.

        On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' exiting long-term debt and vendor payables totaling $37.3 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

        In connection with the Asset Sale, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary FreshPack(TM) products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to distribute the Company's proprietary products in Simplot's Soilbuilders stores. The Company and Simplot also entered into a field trials agreement pursuant to which Simplot will pay the Company to perform Field Trials of the Company's BioJect(R) system and microbials on selected Simplot crops in 2001.

        Following the Asset Sale the Company began invoicing the Bioject customers directly and paying a commission to the Simplot salesmen for renewed microbial and service contracts and the sale of Bioject units.


        YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999


REVENUES

        In 2000, revenues from continuing operations were $34.4 million, an increase of 2.9% versus $33.5 million in 1999. The overall increase in revenues reflects an increase in our proprietary revenues which was offset by a decrease in our distributed revenues. The increase/decrease in revenues in 2000 can be primarily attributed to changes in quantities sold.

        In 2000, proprietary revenues were $11.4 million, an increase of 32.8% versus $8.6 million in 1999. The increase in proprietary revenues is due to initial deliveries of our new RhizUp(TM) product, increased sales of our specialty chemical line of products and an increase in the sales of FreshPack(TM) products compared to 1999. In 2000, distributed revenues were $23.0 million, a decrease of 7.4% versus $24.9 million for 1999. The decrease in distributed revenues is primarily due to the closing of five unprofitable stores that were operated by the Company's Agricultural Supply subsidiary.

GROSS PROFIT

        In 2000, the Company's gross profit was $9.8 million, an increase of 18% versus $8.3 million in 1999. In 2000, the Company's gross margin was 28% versus 25% in 1999. The increase in gross margin was due to a better mix of the high margin proprietary sales vs the lower margin distributed sales in 2000 compared to 1999. It is the strategy of the Company to continue this trend by emphasizing the high margin proprietary products in its allocation of marketing and sales resources. The gross margins of the distributed products were also impacted negatively by the liquidity problems of the Company that prohibited the taking of cash and volume purchase discounts and rebates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        In 2000, SG&A expense was $15.2 million, a decrease of 14.3% versus $17.8 million in 1999. SG&A expense as a percentage of revenues was 44.2% in 2000 compared to 53.1% in 1999. The decrease in the SG&A is primarily due to the overall cost control efforts employed by the Company and the restructuring actions taken by the Company in the second quarter of 2000. The Company closed unprofitable stores and eliminated redundant positions between the Eco Soil and Ag Supply businesses in 2000. The Company expects the cost reduction efforts to continue until each store and business unit is individually profitable.

RESEARCH AND DEVELOPMENT

        In 2000, R&D expense was $608,000, a decrease of 42.9% versus $1.1 million in 1999. The decrease in R&D is due to the Company being more selective in the R&D programs that are being supported.

AMORTIZATION EXPENSE

        In 2000, amortization expense was $629,000, an increase of 16.4% versus $540,000 in 1999. The increase is primarily due to amortization associated with additional goodwill capitalized in 2000 as a result of an adjustment to the purchase price of the Agricultural Supply subsidiary.

INTEREST EXPENSE

        In 2000, interest expense was $3.4 million, an increase of 159.2% versus $1.3 million in 1999. The increase is primarily due to the amortization of additional $2.0 million of non-cash debt issuance costs incurred in 2000 associated with the warrants and beneficial conversion option granted to the Convertible Debenture and the Senior Subordinated Note holders.

NET LOSS FROM CONTINUING OPERATIONS

        In 2000, net loss from continuing operations was $11.3 million or $0.60 per share versus a net loss of $12.3 million or $0.70 per share in 1999.

LOSS FROM EXTRA ORDINARY ITEM

        In 2000 the Company incurred an extraordinary, non-cash charge of $3.8 million for the write-off of the debt issuance costs related to the early retirement of its Senior Subordinated Notes from the proceeds of the Asset Sale.

LOSS FOR CUMULATIVE EFFECT IN ACCOUNTING FOR WARRANTS ISSUED WITH CONVERTIBLE DEBT.

        In the fourth quarter 2000 the Company incurred a charge of $0.75 million to comply with the position taken by the Securities and Exchange Commission on November 16, 2000 that applied retro-actively to the Convertible Debentures that the Company issued in January 2000 (see Note 1).

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

        REVENUES

        In 1999, our revenues were $33.5 million, an increase of 13.8% versus $29.4 million in 1998. The increase in revenues reflects an increase in distributed revenues offset by a decrease in proprietary revenues. . The increase/decrease in revenues in 2000 can be primarily attributed to changes in quantities sold.


        In 1999, proprietary sales were $8.6 million, a decrease of 1.3% versus $8.7 million in 1998. The decrease in proprietary sales was due to a decrease in BioJect usage as a result of the following: (i) a reorganization in the fall of 1998 that impaired sales momentum, (ii) new FreshPack programs challenged our sales force, while providing the customer with a cheaper alternative to the BioJect, (iii) the delay in approval of certain biocontrol products from the EPA, (iv) customers believed their improved turf, resulting from several seasons of BioJect programs, could manage without a 1999 program and (v) drought conditions in the Midwest and Northeast. However, the decreases noted above were offset with sales from the introduction of the Company's proprietary liquid fertilizer line of products.

        In 1999, distributed sales were $24.9 million, an increase of 20.0% versus $20.7 million in 1998. The increase was due to a full years activity of the 1998 acquisition of Agricultural Supply and the opening of new warehouses, which extended market penetration to new geographic areas.

        GROSS PROFIT

        In 1999, our gross profit was $8.3 million, a decrease of 19.1% versus $10.2 million for 1998. The decrease in gross profit was primarily due to a decrease in proprietary sales. In 1999, our gross margin was 24.7% versus 49.3% for 1998. The decrease in gross margin is attributed to the mix of proprietary and distributed revenues in 1999. Proprietary sales, which carry higher gross margins than distributed sales, decreased while distributed sales increased in 1999.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        In 1999, selling, general and administrative ("SG&A") expense was $17.8 million, an increase of 22% versus $14.6 million in 1998. SG&A expense as a percentage of revenues was 49.5% in 1999 and 1998. The increase in SG&A expense was primarily due to additional overhead costs associated with the opening of additional warehouses and expenses of the Company spent on marketing the Company's proprietary technology as well as advancing strategic relationships to benefit the Company's future.

        RESEARCH AND DEVELOPMENT EXPENSE

        In 1999, research and development expense was $1.1 million, an increase of 82.4%, versus $584,000 in 1998. The increase in research and development expense was due to ongoing analysis and testing of proprietary technology by the Company.

        AMORTIZATION EXPENSE

        In 1999, amortization expense was $540,000, an increase of 18.8% versus $455,000 in 1998. The increase in amortization expense is due to a full year of amortization related to the 1998 acquisitions of Agricultural Supply, Inc., offset by the absence of amortization related to the Aspen Consulting operations, which was written-off in 1998.

        INTEREST EXPENSE

        In 1999, interest expense was $1.3 million, a decrease of 15.8% versus $1.6 million in 1998. The decrease is the net result of the following: (i) included in the 1998 interest expense are charges related to the replacement of a prior bank credit facility from Provident Bank with a new facility from Imperial Bank and (ii) additional interest expense associated with the increase in debt outstanding during 1999.

        NET LOSS FROM CONTINUING OPERATIONS

        For the year ended December 31, 1999, net loss from continuing operations was $12.3 million or $.71 per share compared to a net loss of $7.7 million or $.47 per share for the year ended December 31, 1998.

        SPECIAL CHARGES

        During the fourth quarter of 1998, the Company recorded the special charges of $3.9 million described above. Approximately $2.6 million of the special charges related to the discontinued operations. Details of the special charges (in thousands) through December 31, 2000 are as follows:

Details of the restructuring charge (in thousands) are as follows:


DESCRIPTION OF CHARGE:
                                                                          CASH          ACCRUED        CASH          ACCRUED
                                                                         EXPENDED     LIABILITIES     EXPENDED      LIABILITIES
                                                  CASH/                  THROUGH          AT          THROUGH           AT
                                                   NON     AMOUNT OF   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                  CASH      CHARGE         1999          1999           2000           2000
                                                --------   ---------   ------------   ------------   ------------   ------------
REORGANIZATION OF OPERATING STRUCTURE:
      Severance of employees ................       Cash      $  338       $  334         $    4        $    4              --
      Vacated lease facilities ..............       Cash          55            4             51            51              --
      Write-downs of assets removed from
        operations ..........................   Non-cash          93           --             --            --              --
      Professional fees .....................       Cash          59           47             12            12              --
      Other .................................       Cash          53           51              2             2              --
                                                              ------       ------         ------        ------            ----
                                                                 598          436             69            69              --
IMPAIRMENT LOSS ON CERTAIN ASSETS:
      Goodwill related to Turf Products
        subsidiary ..........................   Non-cash       1,487           --             --            --              --
      Goodwill related to TurfMakers
        subsidiary ..........................   Non-cash         919           --             --            --              --
                                                              ------       ------         ------        ------            ----
                                                               2,406           --             --            --              --
                                                              ------       ------         ------        ------            ----
EXIT OF ASPEN CONSULTING OPERATIONS:
      Severance of employees ................       Cash         143          124             19            19              --
      Write-downs of assets removed from
        operations ..........................   Non-cash         575           --             --            --              --
      Vacated lease facilities ..............       Cash          84           63             21            21              --
      Other .................................       Cash          69           47             22            22              --
                                                              ======       ======         ======        ======            ====
                                                                 871          234             62            62              --
                                                              ------       ------         ------        ------            ----
TOTAL SPECIAL CHARGES .......................                 $3,875       $  670         $  131        $  131              --
                                                              ======       ======         ======        ======            ====

        During the fiscal year of 2000, the Company incurred a restructuring charge of $1.2 million as a result of the closure of five operating locations of the Agricultural Supply subsidiary located in the United States and Mexico.

        A total of 25 employees were terminated from these locations. The remaining accrued liabilities associated with these operations are expected to be recognized during the fiscal year 2001.

Details of the restructuring charge (in thousands) are as follows:

                                                                         CASH EXPENDED     ACCRUED
                                                                            THROUGH     LIABILITIES AT
                                                CASH/         AMOUNT OF   DECEMBER 31,   DECEMBER 31,
DESCRIPTION OF CHARGE:                         NON-CASH        CHARGE         2000           2000
----------------------                         --------       ---------  -------------  ---------------
REORGANIZATION OF AGRICULTURAL SUPPLY
OPERATING STRUCTURE:

      Severance of employees ...........            Cash        $  247        $  176        $   71
      Vacated lease facilities .........            Cash            63            58             5
      Write-downs of assets removed from        Non-cash
        operations .....................                           812           812            --
      Professional fees ................            Cash            23            21             2
      Other ............................            Cash            10            10            --
                                                                ------        ------        ------
                                                                $1,155        $1,077        $   78
                                                                ======        ======        ======

The following is a summary of revenue and net operating losses (in thousands) for the locations that were closed:

                                            YEAR ENDED DECEMBER 31,
                                     --------------------------------------
                                      2000           1999            1998
                                     -------        -------         -------
Revenues                             $   630        $ 1,742         $   268
                                     =======        =======         =======
Loss from operations
                                     $  (892)       $(1,059)        $(1,606)
                                     =======        =======         =======

        LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations since inception from revenues from sales of our products, sales of our common stock, borrowing from our principal shareholders and other lenders and bank financing. Our net cash used in operating activities was $8.2 million and cash provided from investing activities was $18.7 million attributable to the net proceeds from the Asset Sale, together they provided net cash of $10.5 million during the year ended December 31, 2000.

        On August 25, 1998, the Company issued an aggregate of $15 million principal amount of the Company's Senior Subordinated Notes due 2003 (the "Notes") to two lenders. On July 28, 2000, the Company retired $14 million of the Notes from the proceeds of the Asset Sale. Also, the Company amended the Note and Warrant Purchase Agreements with the Lenders to eliminate financial covenants. The Company replaced the Notes with amended Senior Subordinated Notes (the "Amended Notes") with an aggregate principal amount of $1.4 million covering the principal and accrued interest of the Notes not paid on July 28, 2000. The Amended Notes bear interest at an annual rate of 14% and are due on January 28, 2002. Monthly payments of $87,000 in the aggregate began on August 28, 2000. As a result of the retirement, the Company wrote-off $3.8 million of unamortized debt issuance costs associated with the Notes.

        On June 30, 1999, our Turf Partners subsidiary entered into a credit agreement with Coast Business Credit (the "Coast Working Capital Facility"). The Coast Working Capital Facility was a $25 million three-year credit facility based upon Turf Partners' eligible inventory and receivables and has an interest rate of prime rate plus 1.00%. On July 2, 1999 the Company drew down on the facility and paid all amounts due under and terminated a line of credit with Imperial Bank. As of

December 31, 1999, Turf Partners had fully utilized the availability under the Coast Working Capital Facility based on eligible inventory and receivables. On July 28, 2000 at the closing of the Asset Sale the Coast Business Credit working capital facility was assumed by Simplot.

        On June 30, 1999 the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. As of December 31, 1999, Agricultural Supply had fully utilized the availability under the FNB Working Capital Facility based on eligible inventory and receivables. Effective June 1, 2000, the following changes were made to the terms of the FNB Working Capital Facility: (a) fixed assets (BioJect(R) system units) were added to the description of collateral, (b) maturity date changed to December 31, 2000, (c) interest rate was changed to Prime plus 1.5%, and (d) personal guarantees were provided by key executives. As of December 31, 2000, of the $6.5 million availability (based on eligible receivables, inventory and fixed assets) under the FNB Working Capital Facility, Agricultural Supply had borrowed $5.2 million. On March 21, 2001 the Company entered into a Change in Terms Agreement with FNB that extended the working capital facility to March 31, 2001 and waived the covenant violations as of December 31, 2000. The Change in Terms Agreement further prohibits the Company from making any payments to subordinated debt holders, thereby putting the Company in default with the Debentures (discussed below) and the Amended Notes. The Company has not obtained extensions and waivers from its debt holders beyond March 31, 2001 but is in the process of negotiating further extensions at this time.


        On July 31, 1999, the Company obtained a $2.5-million, two-year term loan from Coast Business Credit (The "Coast Term Loan"). The Coast Term Loan bears interest at coast's prime rate plus 2.25%, payable monthly. One third of the principal must be repaid in level monthly payments during the first year of the term, with the remainder due in level monthly payments during the second year of the term. The Coast Term Loan is secured by substantially all of the assets of the parent Company. effective January 5, 2001 Coast Business Credit drew on the Letter of Credit provided by Simplot as part of the Asset Sale and Term Loan agreement (discussed below). As a result, the debt to Coast Business Credit has been retired and the Company owes Simplot $1.2 million plus interest pursuant to Term Loan Agreement. Any draw on the Letter of Credit must be repaid from the proceeds of proprietary sales to Simplot, no time frame for the repayment is specified. The Company is negotiating a mutually acceptable repayment schedule with Simplot. Until the draw on the Letter of Credit is repaid, Simplot has the primary secured position on all assets of Eco Soil except for the Biojects that are pledged under the First National Bank working capital facility.

        On January 24, 2000, the Company issued $4.5 million of Senior Secured Convertible Debentures (the "Debentures") and warrants to purchase 356,436 shares of common stock. The Debentures were originally due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option. In June 2000, the Company reduced the exercise price of the warrants to purchase 356,436 shares of common stock to $1.00 and issued additional warrants to purchase an aggregate of 75,000 shares of common stock with an exercise price of $2.50 per share to the Debenture holders in connection with obtaining the Debenture holders' consent to the Term Loan from Simplot described below. On December 11, 2000, the Company and the Debenture holders entered into Amendment No. 1 of the Debentures Agreement, which modified the maturity of the Debentures to $1.5 million (plus 10% premium thereon) due on January 24, 2001 and $2.9 million due January 24, 2002.. On March 7, 2000, the Company and the Debenture holders entered into Amendment No. 2 of the Debentures Agreement, which called for a closing prior to March 31, 2001 at which the maturity of the Debentures would be modified to $1.5 million (plus a 10% premium thereon) due on March 31, 2001 and $2.9 million due January 24, 2002. In connection with Amendment No. 2, the Debenture holders were issued additional warrants to purchase 500,000 shares of common stock with an exercise price of $1.10 per share. In addition, as part of the Amendment No. 2, the Company agreed that if the Company did not make the March 31, 2001 payment, the Debenture holders would be entitled to additional warrants to purchase an additional 200,000 shares of common stock with an exercise price of $1.10 per share. The contemplated closing did not occur, so the maturity of the Debentures has not changed. In addition, the Company did not meet the March 31, 2001 payment requirement. As a result the Company is required to issue the additional 200,000 warrants to the Debenture holders.

        On April 12, 2000, the Company entered into a Term Loan Agreement ("Term Loan") with Simplot. The $3 million Term Loan was paid to the Company in July 2000 and used for working capital purposes. The Term Loan was repaid in the same month, July 2000, from the proceeds of the Asset Sale, described above.

        The Company's Coast Term Loan and the FNB Working Capital Facility contain certain restrictions and limitations on the Company's operations, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Coast Term Loan and the FNB Working Capital Facility also contain certain covenants which require the Company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of December 31, 2000, the Company was not in compliance with certain of these covenants. Since the Coast Term Loan was paid-off by Simplot, a waiver for non-compliance was not required. First National Bank provided a waiver of such covenants through March 31, 2001.

        The Company intends to finance its future operations and growth through a combination of product revenues, borrowings available under lines of credit and public or private debt or equity financing. During 2001 the Company also intends to sell or lease all of the Biojects it presently has in service to the end user. This change in strategy will increase cash flows from operations over the previous method of renting the Biojects. There can be no assurance that Eco Soil will be successful in selling the Biojects or in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. See Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's foreign sales are principally to Mexico. All foreign transactions are denominated in U.S. dollars; therefore, the Company's exposure to foreign currency fluctuations is minimal. The Company's working capital facility with First National Bank is based on the prime rate of interest. A 200 basis point change in the prime rate of interest for one year would change the interest the Company would pay on the $5.2 million loan balance of $104,000 per year.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

        Material in Proxy Statement for 2001 Annual Meeting that is incorporated herein by reference:


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

                                     PART IV

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April 2001.


                                       ECO SOIL SYSTEMS, INC.


                                       By:   /s/ William B. Adams
                                          --------------------------------------
                                               William B. Adams
                                           Chairman of the Board and
                                            Chief Executive Officer

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

          SIGNATURE                                     TITLE                                    DATE
          ---------                                     -----                                    ----
 /s/ William B. Adams                  Chairman of the Board and Chief Executive Officer     April 17, 2001
----------------------------------     (Principal executive officer)
        William B. Adams


 /s/ Max D. Gelwix                     Chief Operating Officer                               April 17, 2001
----------------------------------
         Max D. Gelwix


 /s/ Dennis N. Sentz                   Chief Financial Officer                               April 17, 2001
----------------------------------     (Principal financial officer & Principal
         Dennis N. Sentz               accounting officer)


 /s/ William S. Potter                 Director                                              April 17, 2001
----------------------------------
        William S. Potter


 /s/ Edward N. Steel                   Director                                              April 17, 2001
----------------------------------
        Edward N. Steel


 /s/ Allan R. Lyons                    Director                                              April 17, 2001
----------------------------------
        Allan R. Lyons




                             ECO SOIL SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Report of McGladrey & Pullen, LLP, Independent Auditors ............................................        F-2
Report of Ernst & Young, LLP, Independent Auditors .................................................        F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999 .......................................        F-4
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 .........        F-5
Consolidated Statements of Shareholders' Equity  for the years ended
  December 31, 2000, 1999 and 1998 .................................................................        F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .........        F-7
Notes to Consolidated Financial Statements .........................................................        F-8

             REPORT OF MCGLADREY & PULLEN, LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Eco Soil Systems, Inc.
San Diego, California

We have audited the accompanying balance sheet of Eco Soil Systems, Inc. as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Soil Systems, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Eco Soil Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has limited working capital. In addition, the Company is currently seeking a new credit facility to replace the expired facility with the current lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


/s/ MCGLADREY & PULLEN, LLP

San Diego, California
March 14, 2001

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Eco Soil Systems, Inc.

        We have audited the accompanying consolidated balance sheet of Eco Soil Systems, Inc. as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) for each of the two years in the period ended December 31, 1999. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eco Soil Systems, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


San Diego, California
March 3, 2000

                             ECO SOIL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                    2000             1999
                                                                                ------------     ------------
Current Assets:
     Cash and cash equivalents                                                     $    903         $    131
     Accounts receivable, net of allowance for doubtful accounts of $773 and
     $1,546 at December 31, 2000 and December 31, 1999, respectively                  4,031            5,131
     Inventories                                                                     10,254            5,681
     Prepaid expenses and other current assets                                          987            3,078
                                                                                   --------         --------
Total current assets                                                                 16,175           14,021
Equipment under construction                                                          5,870            5,042
Property and equipment, net                                                           4,978           12,790
Intangible assets, net                                                                6,597            6,726
Debt issuance costs, net                                                                282            4,075
Note Receivable-Long Term                                                             1,064               --
Other assets                                                                            428              537
Net non-current assets of discontinued operations                                        --            9,358
                                                                                   --------         --------

Total assets                                                                       $ 35,394         $ 52,549
                                                                                   ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $  4,103         $  4,710
     Accrued expenses                                                                 2,303            3,661
     Current portion of long-term obligations                                         8,913           21,617
     Net current liabilities of discontinued operations                                  --            4,704
                                                                                   --------         --------
Total current liabilities                                                            15,319           34,692

Long-term obligations, net of current portion                                         3,251            1,307
Deferred gain on sale/leaseback of building                                             465              523
Other                                                                                   377               --

Shareholders' equity:
     Preferred stock
        $.005 par value; 5,000,000 shares authorized; none issued and outstanding        --               --
     Common stock
        $.005 par value; 50,000,000 shares authorized at December 31, 2000 and
        December 31, 1999, 18,915,547 (including 36,320 issuable shares) and
        18,349,965 shares issued and outstanding at December 31, 2000 and
        December 31, 1999, respectively                                                  96               92
     Additional paid-in capital                                                      58,713           55,578
     Warrants                                                                         4,362            2,733
     Accumulated deficit                                                            (47,037)         (42,376)
                                                                                   --------         --------
                                                                                     16,134           16,027
     Treasury stock                                                                    (112)              --
     Note Receivable-Shareholders                                                       (40)              --
                                                                                   --------         --------
Total shareholders' equity                                                           15,982           16,027
                                                                                   --------         --------

Total liabilities and shareholders' equity                                         $ 35,394         $ 52,549
                                                                                   ========         ========

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                            2000             1999             1998
                                                          --------         --------         --------
Revenues:
         Proprietary Products ....................        $ 11,379         $  8,571         $  8,681
         Distributed Products ....................          23,054           24,898           20,739
                                                          --------         --------         --------
                 Total revenues ..................          34,433           33,469           29,420
Cost of revenues:
         Proprietary Products ....................           5,530            6,245            4,352
         Distributed Products ....................          19,148           18,956           14,842
                                                          --------         --------         --------
                 Total cost of revenues ..........          24,678           25,201           19,194

Gross profit .....................................           9,755            8,268           10,226

Operating expenses:
         Selling, general and administrative .....          15,219           17,764           14,558
         Research and development ................             608            1,065              584
         Amortization of intangibles .............             629              540              455
         Special charges .........................           1,155               --            1,280
         Legal Settlement ........................              --              198               --
                                                          --------         --------         --------
Loss from operations .............................          (7,856)         (11,299)          (6,651)
Interest expense .................................           3,408            1,315            1,569
Interest income ..................................             158              268              479
Income taxes .....................................             156               --               --
                                                          --------         --------         --------
Loss from continuing operations ..................         (11,262)         (12,346)          (7,742)
Loss from discontinued operations ................         (10,185)          (6,060)          (2,263)
Gain on sale of discontinued operations
(less applicable income taxes of $80) ............          21,358               --               --
                                                          --------         --------         --------
Net income (loss) before extraordinary item ......             (89)         (18,406)         (10,005)
Loss from extraordinary item .....................          (3,820)              --               --
                                                          --------         --------         --------
Net loss before cumulative effect ................          (3,909)         (18,406)         (10,005)


Cumulative effect of change in accounting for
warrants issued with convertible debt ............            (752)              --               --
                                                          --------         --------         --------
Net loss .........................................        $ (4,661)        $(18.406)        $(10,005)
                                                          ========         ========         ========

Loss per share of common stock, basic and diluted:
Income (loss) from continuing operations .........        $  (0.60)        $  (0.70)        $  (0.47)
Income (loss) from discontinued operations .......            0.60            (0.35)           (0.14)
Loss from extraordinary item .....................           (0.20)              --               --
Cumulative effect ................................           (0.04)              --               --
                                                          --------         --------         --------
Net Loss .........................................        $  (0.24)        $  (1.05)        $  (0.61)
                                                          ========         ========         ========

Shares used in calculating income (loss) per share
basic and diluted: ...............................          18,680           17,550           16,361
                                                          ========         ========         ========

See accompanying notes

                             ECO SOIL SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                    COMMON STOCK                  ADDITIONAL
                                                           ------------------------------           PAID-IN
                                                             SHARES              AMOUNT             CAPITAL            WARRANTS
                                                           -----------         -----------        -----------         -----------
Balance at December 31, 1997 ..........................     15,320,923                  77        $    43,708                 242
    Issuance of common stock in connection with
    acquisitions ......................................        531,880                   2              3,656                  --

    Shares issued in connection with earn-out
    provisions of acquisitions ........................        196,563                   1              1,612                  --

    Warrants issued in connection with debt ...........             --                  --                 --                 788
    Repayment on notes receivable from shareholders ...             --                  --                 --                  --
    Exercise of stock options and warrants ............      1,015,210                   5              2,509                 (72)
    Net loss ..........................................             --                  --                 --                  --
                                                           -----------         -----------        -----------         -----------
Balance at December 31, 1998 ..........................     17,064,576                  85        $    51,485                 958
    Issuance of common stock in connection with
    acquisitions ......................................          1,548                   1                747                  --

    Shares issued in connection with debt .............        402,208                   2              1,273                  --
    Warrants issued in connection with debt ...........             --                  --                 --               1,572
    Warrants issued for services provided .............             --                  --                 74                 206
    Repayment on notes receivable from shareholders ...             --                  --                 --                  --
    Exercise of stock options and warrants ............        791,633                   4              1,999                  (3)
    Net loss ..........................................             --                  --                 --                  --
                                                           -----------         -----------        -----------         -----------
Balance at December 31, 1999 ..........................     18,349,965         $        92        $    55,578         $     2,733
    Redemption of common stock previously issued ......        (42,146)                 --               (121)                 --

    Shares issued in connection with debt .............        372,837                   1              1,034                  --
    Warrants issued in connection with debt ...........             --                  --                 --               1,629
    Notes receivable from shareholders ................             --                  --                 --                  --
    Stock purchase ....................................             --                  --                 --                  --
    Exercise of stock options and warrants ............        198,571                  --                 45                  --
    Beneficial conversion feature .....................             --                  --              1,706                  --
    Issuance of stock options .........................             --                  --                442                  --

    Other .............................................         36,320                   3                 29                  --
Net loss ..............................................             --                  --                 --                  --
                                                           -----------         -----------        -----------         -----------
Balance at December 31, 2000 ..........................     18,915,547         $        96        $    58,713         $     4,362
                                                           ===========         ===========        ===========         ===========

                                                               NOTE
                                                            RECEIVABLE
                                                               FROM              ACCUMULATED           TREASURY
                                                            SHAREHOLDERS           DEFICIT              STOCK              TOTAL
                                                            ------------         -----------         -----------        -----------
Balance at December 31, 1997 ..........................      $      (282)        $   (13,965)                           $    29,780
    Issuance of common stock in connection with
    acquisitions ......................................               --                  --                  --              3,658

    Shares issued in connection with earn-out
    provisions of acquisitions ........................               --                  --                  --              1,613

    Warrants issued in connection with debt ...........               --                  --                  --                788
    Repayment on notes receivable from shareholders ...              267                  --                  --                267
    Exercise of stock options and warrants ............               --                  --                  --              2,442
    Net loss ..........................................               --             (10,005)                 --            (10,005)
                                                             -----------         -----------         -----------        -----------
Balance at December 31, 1998 ..........................      $       (15)        $   (23,970)                 --        $    28,543
    Issuance of common stock in connection with
    acquisitions ......................................               --
                                                                                                              --                748
    Shares issued in connection with debt .............               --                  --                  --              1,275
    Warrants issued in connection with debt ...........               --                  --                  --              1,572
    Warrants issued for services provided .............               --                  --                  --                280
    Repayment on notes receivable from shareholders                   15                  --                  --                 15
    Exercise of stock options and warrants ............               --                  --                  --              2,000
    Net loss ..........................................               --             (18,406)                 --            (18,406)
                                                             -----------         -----------         -----------        -----------
Balance at December 31, 1999 ..........................      $        --         $   (42,376)        $        --        $    16,027
    Redemption of common stock previously issued ......               --                  --                  --               (121)
    Shares issued in connection with debt .............               --                  --                  --              1,035
    Warrants issued in connection with debt ...........               --                  --                  --              1,629
    Notes receivable from shareholders ................              (40)                 --                  --                (40)
    Stock purchase ....................................               --                  --                (112)              (112)
    Exercise of stock options and warrants ............               --                  --                  --                 45
    Beneficial conversion feature .....................               --                  --                  --              1,706
    Issuance of stock options .........................               --                  --                  --                442
    Other .............................................               --                  --                  --                 32
Net loss ..............................................               --              (4,661)                 --             (4,661)
                                                             -----------         -----------         -----------        -----------
Balance at December 31, 2000 ..........................      $       (40)        $   (47,037)        $      (112)       $    15,982
                                                             ===========         ===========         ===========        ===========


See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                        2000             1999             1998
                                                                                      --------         --------         --------
OPERATING ACTIVITIES:
Net loss from continuing operations                                                   $(11,262)        $(12,346)        $ (7,742)
Adjustments to reconcile net cash used in
  operating activities:                                                                     --
     Depreciation and amortization                                                       3,068            2,706            2,233
     Amortization of debt issuance costs and discount on long-term debt                  1,988              528              238
     Deferred Rent                                                                         (14)             (43)             566
     Provision for losses on accounts receivable                                           938            1,478            1,113
     Loss/(gain) on sale of property and equipment                                          73              103               69
     Issuance of stock options/warrants for services                                       656              280               --
     Special charges, non-cash portion                                                      --               --            3,752
     Gain on redemption of common stock                                                   (121)              --               --
     Changes in operating assets and liabilities                                        (1,911)          (1,633)         (10,027)
                                                                                      --------         --------         --------
  Net cash used in operating activities of continuing
    operations                                                                          (6,585)          (8,927)          (9,798)
  Net cash (used in) provided by operating activities
    of discontinued operations                                                          (1,593)          (2,967)           1,183
                                                                                      --------         --------         --------
Net cash used in operating activities                                                   (8,178)         (11,894)          (8,615)

INVESTING ACTIVITIES:
Net proceeds from Asset Sale                                                            18,968               --               --
Proceeds from the sale of property and equipment                                           585              126              383
Proceeds from sale of patent rights                                                        100               --               --
Payments related to acquired businesses, net of cash acquired                               --               --           (3,175)
Payments for equipment under operating leases                                               --               --           (1,998)
Purchase of long-term investments                                                           --               --             (100)
Sale of short-term investments                                                              --               --            3,000
Equipment under construction                                                                --             (153)          (1,751)
Purchase of property and equipment                                                        (591)          (4,119)          (1,678)
Purchase of patents and licenses                                                          (321)            (303)            (644)
                                                                                      --------         --------         --------
Net cash provided by (used in) investing activities of continuing operations            18,741           (4,449)          (5,963)
Net cash used in investing activities of discontinued operations                           (43)            (363)            (606)
                                                                                      --------         --------         --------
Net cash provided by (used in) investing activities                                     18,698           (4,812)          (6,569)

FINANCING ACTIVITIES:
Advances (to) from shareholders                                                             --               15              267
Proceeds from subordinated debt                                                             --               --           15,000
Proceeds from short-term obligations                                                     7,457           37,444               --
Repayments of short-term obligations                                                   (17,778)         (31,056)              --
Proceeds from long-term obligations                                                         --            4,313           31,115
Repayments of long-term obligations                                                       (937)         (10,417)         (28,931)
Net proceeds from issuance of common stock                                                  47            2,000            2,442
Debt issuance costs                                                                       (588)            (357)          (1,767)
Purchase of treasury stock                                                                (111)              --               --
                                                                                      --------         --------         --------
Net cash (used in) provided by financing activities of continuing operations           (11,910)           1,942           18,126
Net cash provided by (used in) financing activities of discontinued operations           1,065           12,582           (2,657)
                                                                                      --------         --------         --------
Net cash (used in) provided by financing activities                                    (10,845)          14,524           15,469
                                                                                      --------         --------         --------
Net (decrease) increase in cash and cash equivalents                                      (325)          (2,182)             285
Cash and cash equivalents at beginning of period of continuing operations                  131              761            2,918
(Increase) decrease in cash and cash equivalents of discontinued operations              1,097            1,552           (2,444)
                                                                                      --------         --------         --------
Cash and cash equivalents at end of period of continuing operations                   $    903         $    131         $    759
                                                                                      ========         ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                              $  2,118         $  2,622         $  1,055
  Warrants issued relating to debt issuance cost                                      $  1,381         $  1,572               --
  Warrants issued in connection with debt for services provided                       $    248         $    206               --
  Bioject Systems reclassified from PP&E to Inventory                                 $  5,800               --
  Shares of common stock issued in connection with debt                               $  1,035               --               --



See accompanying notes

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        The Company develops, markets and sells proprietary biological and traditional chemical products that provide solutions for a wide variety of turf and crop maintenance problems in the golf and agricultural industries. The Company has developed its patented BioJect system for the distribution of naturally occurring microbes that complement or reduce the need for many chemical products currently used in golf and agricultural markets. By fermenting microbes at the customer's site and distributing them through the customer's existing irrigation system, the BioJect system provides customers with cost savings and mitigates the adverse environmental effects associated with chemical products. The Company's sales and marketing are focused on the golf market, agricultural crop and ornamental markets.

Basis of Presentation

        As of December 31, 2000, the consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recovered asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. As of the filing date the Company is seeking to obtain credit approval for a new multi-year working capital facility. The working capital facility at First National Bank is only extended on a month-to-month basis. The Company anticipates significant new cost reduction efforts and the addition of new distribution in the southern United States that will improve the operating cash flows. The Company believes that those actions, the new three year $10,000,000 working capital facility, if obtained, coupled with the sale of the Biojects will provide adequate working capital for the next year and beyond.


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

Basis of Consolidation

        The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the results of the Turf Partners business as a discontinued operation. See Note 3.

                             ECO SOIL SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the allocation of the purchase price relating to acquired businesses, on-going analysis of recoverability of goodwill, valuation of warrants (by using the Black-Scholes method), and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the estimates.


Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturity of less than three months to be cash equivalents.

Concentration of Credit Risk

        No individual customer accounted for more than 10% of revenues in 1999 and 1998. However, since July 28, 2000, when the Company sold the assets of Turf Partners, Inc. (see Note 3) to the J.R. Simplot Company ("Simplot"), the Company now has a concentration of risk in this new distributor that covers the upper Midwest, Northeast and Southwest. For the fiscal year 2000, sales to Simplot accounted for 11% of revenues. During the latter part of 2000, the Company added new sales and marketing personnel to develop new distribution in the areas of the U.S. that are not represented by Simplot.

        Also, the Company serves a wide variety of agricultural customers, primarily growers, who are concentrated principally in the southwestern U.S. and, to a lesser extent, in Mexico. The Company's Agricultural Supply segment has approximately $6.5 million of net assets located throughout various regions of Mexico. Also, the Company is not economically dependent upon any one supplier.

Fair Value of Financial Instruments

        Financial instruments including cash and cash equivalents, accounts receivable, accounts payable, notes receivable, accrued expenses and long-term debt are carried at cost, which management believes approximates the fair value. The Company has determined that the long-term debt's cost approximates fair value since the maturities are less than two years.

Inventories

        Inventories are carried at the lower of cost (first-in, first-out method) or market. Inventories attributable to continuing operations at the end of the respective years consist of the following (in thousands):

                            2000             1999
                          --------         --------
   BioJect systems        $  5,787               $-
   Other inventory           4,842            5,971
                          --------         --------
                            10,629            5,971
   Less reserves              (375)            (290)
                          --------         --------
                          $ 10,254         $  5,681
                          ========         ========


        In 2000, BioJect systems previously leased to customers were transferred, at their net book value, from property, plant and equipment to inventory. The Company anticipates selling theses systems during fiscal year 2001. Other inventories consist primarily of proprietary products, non-proprietary chemical, fertilizer and irrigation equipment and other agricultural supplies.

Equipment Under Construction

        Equipment under construction is comprised of BioJect systems that are completed or near completion. Units classified in this category have not been placed into service at a customer site. Independent third parties construct the BioJects and the Company performs final assembly and quality testing.

                             ECO SOIL SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

        Intangible assets consist primarily of the excess of the purchase price over the fair value of the assets acquired ("goodwill") related to the Company's various acquisitions (see Note 2). Such intangible assets are generally being amortized over a period of 10 years.

        Certain of the Company's acquisitions involved earn-out payments which were and some currently are payable to the former shareholders of the acquired businesses based on the post-acquisition performance of the acquired businesses. The Company evaluates such obligations in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." To date, all such contingent consideration has been treated as additional purchase price due to various factors including, but not limited to, the following: (i) the contingent consideration in certain cases is payable to selling shareholders who were not employees of such businesses and are not ongoing employees of the Company, (ii) the contingent consideration is payable without regard to continuing employment of the selling shareholders or (iii) the compensation arrangements for selling shareholders who became employees of the Company are at a reasonable level in comparison to that of similar employees.

        The earn-out payments are based on annual (calendar year) results. The Company determines its obligations at the conclusion of the annual period. Amounts payable in cash are included in accrued expenses. Amounts payable in stock are included in shareholders' equity.

Impairment of Assets

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the Company recognizes and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Management has evaluated long-lived assets for impairment and does not believe there is any impairment as of December 31, 2000.

        In the fourth quarter of 1998, the Company identified indicators that goodwill related to two acquisitions made in prior years was impaired. The indicators consisted of the resignation or termination of key management or sales personnel of such businesses, greater than expected attrition in the acquired customer bases, closure or relocation of the acquired distribution facilities and other factors. The Company estimated it will not likely realize positive future cash flows from these acquired businesses and, therefore, recorded a write-off of the goodwill related to such acquisitions (see Note 11).

Deferred Debt Issuance Costs

        In November 1998, the Company terminated the line of credit entered into on August 1998 and entered into a new line of credit. Deferred debt issuance costs related to the terminated line of credit totaling $858,000 was expensed at that time.

        During 1999, the Company capitalized approximately $2.9 million of debt issuance costs related to the restructuring of the Senior Subordinated Notes and the Company's obtaining a term loan (see Note 6) from Coast Business Credit.

        During 2000, the Company capitalized and amortized approximately $2.3 million of debt issuance costs related to the Convertible Subordinated Debentures (the "Debentures").

        The deferred debt issuance costs are amortized using a method approximating the interest method and is included in interest expense.

                             ECO SOIL SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Rent

        Deferred rent consists of the gain on the sale/leaseback of the Company's principal facility in San Diego, California (see Note 9), which is being amortized against rent expense on the straight-line basis over the initial term of the leaseback.

Revenue Recognition

        Proprietary sales revenue is derived primarily from the sale and rental of Bioject equipment and related microbial and service contracts, Fresh Pack and Specialty Chemical products, recognized upon shipment or performance of the service. In addition, the Agricultural Supply subsidiaries in the U.S. and Mexico, design drip irrigation systems. This design work is included in the proprietary sales when payment is received from the customer.


        Distributed sales revenue is derived primarily from sales of purchased products to the Company's Agricultural customers, which has historically not been very seasonal and is recognized upon shipment.

        The Company generally does not allow for sales returns, and returns have historically been minimal.

        The Company's export sales totaled $13,167,000, $16,283,000 and $13,156,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Such sales were principally to customers in Mexico. All foreign transactions are denominated in U.S. dollars.

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

Special Charges

        Amounts accrued in connection with the Company's restructuring (see Note
11) were measured and recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

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

        The Company has warrants, options and convertible debt who's effect on weighted average shares has not been included as they are anti-dilutive due to the losses reported.

                             ECO SOIL SYSTEMS, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounting Changes

        In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the financial position or the results of operations.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion 25," ("Interpretation No. 44") which is generally effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 resulted in a charge of $431,000 to the continuing operations, which was applicable to stock options effectively reissued and maintained by the former Turf Partners employees.

        The Emerging Issues Task Force is currently discussing Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments ("Issue 00-27"). The Securities and Exchange Commission's position that certain of the components of Issue 00-27 should be applied to all transactions subject to Issue 98-5, including those transactions for which a commitment date occurred before November 16, 2000. Therefore, in the fourth quarter 2000, the Company applied the components of Issue 00-27 applicable to the 7% Senior Secured Convertible Debentures that were issued in January 2000. The proceeds were reallocated between the Debentures and the associated warrants based on the relative fair values before measuring the amount of the beneficial conversion feature. As a result, the Company recognized a cumulative effect adjustment of $752,000 in the fourth quarter of 2000.

Reclassifications

        Certain prior-year amounts have been reclassified to conform to current-year classifications.

2. ACQUISITIONS

        In April 1998, the Company acquired all the outstanding stock of Agricultural Supply, Inc. ("AS"), a distributor of agricultural micro-irrigation and soil maintenance products located in Escondido, California, for $336,000 cash and 225,284 shares of the Company's common stock valued at $8.19 per share. The Company also agreed to make certain earn-out payments to the former shareholders of AS based on AS's EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $680,000, which was paid with 78,071 shares of the Company's common stock. As of December 31, 2000, an earn-out of $449,000 was accrued in connection with the fiscal year 1999 (see Note 13). The excess of purchase price over the net tangible assets acquired totaled $2,911,000, including the 1998 and 1999 earn-out payment and also including approximately $282,000 for legal and other costs incurred associated with the transaction.

                             ECO SOIL SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)

        In June 1998, the Company acquired all the outstanding stock of Yuma Sprinkler & Pipe Supply ("YSP"), a distributor of agricultural irrigation and soil maintenance products located in Yuma, Arizona, for $280,000 cash and 66,667 shares of the Company's common stock valued at $7.50 per share. The Company also agreed to make certain earn-out payments to the former shareholders of YSP based on YSP's EBITDA for the years ending December 31, 1998 and 1999. The 1998 earn-out value was $400,000, which was paid with 45,908 shares of the Company's common stock. There was no earn-out value in 1999. The excess of purchase price over the net tangible assets acquired totaled $1,094,000, including the 1998 earn-out payment and also including approximately $92,000 for legal and other costs incurred associated with the transaction. In June 2000, 42,146 shares of common stock initially issued in connection with the YSP acquisition were redeemed in settlement of an indemnification claim against the former shareholders. The redemption of shares was valued at the current market value on the date of the redemption and was credited to operations.


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

        Each of the acquisitions was accounted for as a purchase and, accordingly, the adjusted purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market at the date of the acquisitions, as follows (in thousands):

                                                         AS           ASM           YSP          RM           AG
                                                       -------      -------       -------      -------      -------
ASSETS ACQUIRED:
  Cash .............................................   $   340      $    35       $    98      $    97      $    --
  Accounts receivable ..............................     2,840        1,260           350           --           --
  Inventories ......................................     1,271          351           569           --           --
  Prepaids and other assets ........................       621         (495)           40            1          800
  Property and equipment ...........................       621          623           371           55          200
Excess of purchase price over net tangible assets ..     3,691          893         1,094          645           --
                                                       -------      -------       -------      -------      -------
TOTAL ASSETS ACQUIRED ..............................     9,384        2,667         2,522          798        1,000
LIABILITIES ASSUMED:
  Accounts payable .................................     2,516        1,081           690            4           --
  Accrued expenses .................................       201          252           117          706           --
  Notes payable ....................................     2,293           26           443           --           --
                                                       -------      -------       -------      -------      -------
TOTAL LIABILITIES ASSUMED ..........................     5,010        1,359         1,250          710           --
                                                       -------      -------       -------      -------      -------
NET ASSETS ACQUIRED ................................   $ 4,374      $ 1,308       $ 1,272      $    88      $ 1,000
                                                       =======      =======       =======      =======      =======

                             ECO SOIL SYSTEMS, INC.

2. ACQUISITIONS (CONTINUED)


        The following unaudited pro forma results as of December 31, 1998 assume the AS, ASM, YSP and RM acquisitions occurred on January 1, 1998. The pro forma results have been prepared utilizing the historical financial statements of the Company and the acquired businesses and has been adjusted to reflect the fact that certain businesses were sold in 2000.

                                          YEAR ENDED
                                         DECEMBER 31,
                                             1998
                                         ------------
Net sales (in thousands) ..........        $ 41,062
Net loss (in thousands)  ..........           8,444)
Net loss per share ................            (.51)

In addition in 1998, the Company acquired two businesses that are included in discontinued operations. These businesses had an aggregate purchase price of $4.6 million.


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

3. DISCONTINUED OPERATIONS

        On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot"). At the closing of the Asset Sale, Simplot made a cash payment of $23.0 million and assumed Turf Partners' existing long-term debt and vendor payables totaling $37.3 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

The results of the discontinued operations (in thousands) were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                    2000             1999             1998
                                                  --------         --------         --------
Revenues                                          $ 39,727         $ 90,252         $ 53,175

Cost of revenues                                    31,650           72,057           40,655
                                                  --------         --------         --------

Gross profit                                         8,076           18,195           12,520

Operating expenses:
     Selling, general and administrative            13,567           20,721           10,785
     Amortization of intangibles                       354              615              654
     Special charges                                    --               --            2,595
                                                  --------         --------         --------
Loss from operations                                (5,845)          (3,141)          (1,514)
     Interest expense                                4,086            2,919              749
     Income taxes                                      254               --               --
                                                  --------         --------         --------
Net Loss                                          $(10,185)        $ (6,060)        $ (2,263)
                                                  ========         ========         ========

                             ECO SOIL SYSTEMS, INC.

3. DISCONTINUED OPERATIONS (CONTINUED)

        For the periods presented, the Company borrowed funds from institutional lenders and accredited investors to provide working capital for the parent company and its subsidiaries. The interest expense associated with this debt was originally recorded by the parent company, but a portion of interest expense associate with this debt has been allocated to the discontinued operations noted above. Interest expense allocated to the discontinued operations totaled $2.8 million, $2.2 million and $832,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Also, selling, general and administrative expenses that were recorded by the parent company but were specifically an expense of the discontinued operations have been allocated to the discontinued operations as shown above. The amount of selling, general and administrative expenses allocated by the parent company to the discontinued operations totaled $907,000, $2.5 million and $0 for the years ended December 31, 2000, 1999 and 1998, respectively. Also, the Company recognized an aggregate special charge of $3.9 million in fiscal year 1998 (see Note 11); of this amount, $2.6 million was directly attributable to the discontinued operations, therefore, this amount was allocated to the discontinued operations.

        Due to the gain on the sale of the discontinued operations, the tax basis for calculating Alternative Minimum Tax resulted in an estimated payable of $80,000 for the fiscal year 2000.


        The historical consolidated balance sheets reflect the assets and liabilities of discontinued operations as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets.


4. EXTRAORDINARY ITEM


        From the proceeds of the Asset Sale, the Company retired $14 million of the Senior Subordinated Notes ("Notes"). The remaining $1 million (of the original issuance of $15 million), plus accrued interest, was converted into an amended Senior Subordinated Note. As a result, the Company wrote-off $3.8 million of unamortized debt issuance costs associated with the Notes. Approximately $1,035,000 of the debt issuance costs relates to the January 2000 transactions in which the Company issued 372,837 shares of common stock to the Note Holders in connection with a waiver that was provided to the Company for the Asset Sale. The unamortized portion of the original value was included in the $3.8 million of unamortized debt issuance cost written off.


5. BALANCE SHEET INFORMATION


        Property and equipment attributable to the continuing operations consists of the following at December 31, (in thousands):

                                                  2000             1999
                                                --------         --------
Machinery and equipment ................        $  2,682         $  4,793
Vehicles ...............................             839              919
Leasehold improvements .................           1,156            1,059
Furniture and fixtures .................             847            1,113
Equipment placed in service ............           3,623            9,925
                                                --------         --------
                                                   9,147           17,809
Less accumulated depreciation
 and amortization ......................          (4,169)          (5,019)
                                                --------         --------
                                                $  4,978         $ 12,790
                                                ========         ========

                             ECO SOIL SYSTEMS, INC.

5. BALANCE SHEET INFORMATION (CONTINUED)

Intangible assets attributable to the continuing operations consist of the following at December 31, (in thousands):


                                                                          2000            1999
                                                                         -------         -------
Excess of purchase price over fair value of assets acquired .....        $ 6,334         $ 5,886
Other intangibles ...............................................          1,588           1,584
                                                                         -------         -------
                                                                           7,922           7,470
Accumulated amortization ........................................         (1,325)           (744)
                                                                         -------         -------
Total ...........................................................        $ 6,597         $ 6,726
                                                                         =======         =======


6. LONG-TERM DEBT


        Long-term debt attributable to the continuing operations consists of the following at December 31, (in thousands):

                                                                   2000           1999
                                                                  -------        -------
14% Senior Subordinated Notes
  Interest and principal payable monthly,
  due 1/28/2002 (as amended July 28, 2000) ................       $ 1,050        $15,000

Working capital facility
  Based on eligible inventory and receivables,
  interest is at the bank's prime rate plus 1.5%
  (11.0% and 11.57% for the Domestic and Foreign
  facility, respectively, at December 31, 2000), expiring
  June 30, 2001 ...........................................         5,215          5,404

Two-year term loan with a bank
  Interest payable monthly at the bank's
  prime rate plus 2.25%(11.75% at
  December 31, 2000); principal is due
  July 30, 2001 ...........................................         1,133          2,230

7% Senior Secured Convertible Debentures
  Interest payable quarterly, due January 2001 ............         4,435             --
Other .....................................................           331            290
                                                                  -------        -------
                                                                   12,164         22,924
Less amount due within one year ...........................         8,913         21,617
                                                                  -------        -------
Long-term debt ............................................       $ 3,251        $ 1,307
                                                                  =======        =======

                             ECO SOIL SYSTEMS, INC.

6. LONG-TERM DEBT (CONTINUED)

        On August 25, 1998, the Company issued an aggregate of $15.0 million principal amount of the Company's Senior Subordinated Notes due 2003 (the "Notes") to two lenders secured by substantially all the assets of Eco Soil Systems, Inc. and subsidiaries. On July 28, 2000, the Company retired $14.0 million of the Notes from the proceeds of the Asset Sale. Also, the Company amended the Note and Warrant Purchase Agreements with the Lenders to eliminate financial covenants. The Company replaced the Notes with amended Senior Subordinated Notes (the "Amended Notes") with an aggregate principal amount of $1.4 million covering the principal and accrued interest of the Notes not paid on July 28, 2000. The Amended Notes are unsecured and bear interest at an annual rate of 14% and are due on January 28, 2002. Monthly payments of $87,000 in the aggregate began on August 28, 2000. As a result of the retirement, the Company wrote-off $3.8 million of unamortized debt issuance costs associated with the Notes.

        On June 30, 1999, the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. Effective June 1, 2000, the following changes were made to the terms of the FNB Working Capital
Facility: (a) fixed assets (BioJect system units) were added to the description of collateral, (b) maturity date changed to December 31, 2000, (c) interest rate was changed to Prime plus 1.5%, and (d) personal guarantees were provided by key executives. This facility is secured by substantially all the assets of Agricultural Supply and Agricultural Supply de Mexico and by all Biojects owned by the Company.

        On July 30, 1999, the Company obtained a $2.5 million, two-year term loan from Coast Business Credit (the "Coast Term Loan"). The Coast Term Loan bears interest at Coast's prime rate plus 2.25%, payable monthly. One third of the principal must be repaid in level monthly payments during the first year of the term, with the remainder due in level monthly payments during the second year of the term. The Coast Term Loan is secured by substantially all of the assets of the parent Company. Effective January 5, 2001, Coast Business Credit drew on the Letter of Credit provided by Simplot as part of the Asset Sale and Term Loan Agreement (discussed below). As a result, the debt to Coast Business Credit has been retired and the Company owes Simplot $1.2 million pursuant to the Term Loan Agreement that must be repaid from the future purchase of proprietary products by Simplot Partners.

        On January 24, 2000, the Company issued $4.5 million of Senior Secured Convertible Debentures (the "Debentures") and warrants to purchase 356,436 shares of common stock. The conversion price of the Debentures is the lower of 90% of the three lowest closing bid prices on the Principal Market during the fifteenth consecutive Trading Days ending with the last Trading Day prior to the date of conversion and $1.25. At the initial commencement date, the Company recorded $954,000 for beneficial conversion features. The Debentures were originally due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option. In June 2000, the Company reduced the exercise price of the warrants to purchase 356,436 shares of common stock to $1.00 and issued additional warrants to purchase an aggregate of 75,000 shares of common stock with an exercise price of $2.50 per share to the Debenture holders in connection with obtaining the Debenture holders' consent to the Asset Sale. Effective January 24, 2001, the Company and the Debenture holders entered into Amendment No. 1 of the Debentures Agreement, which called for a closing at which the maturity of the Debentures would be modified to $1.5 million (plus 10% premium thereon) due on January 24, 2001 and $2.9 million due January 24, 2002. The closing did not take place (see Note 13).

        On April 12, 2000, the Company entered into a Term Loan Agreement ("Term Loan") with Simplot. The $3 million Term Loan was obtained in July 2000 and used for working capital purposes. The Term Loan was repaid from the proceeds of the Asset Sale, described above.

        The Company's Coast Term Loan and the FNB Working Capital Facility contain certain restrictions and limitations on the Company's operations, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The Coast Term Loan and the FNB Working Capital Facility also contain certain covenants which require the company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of December 31, 2000, the Company was not in compliance with certain of these covenants. Since the Coast Term Loan was paid-off by Simplot, a waiver for non-compliance was not required. First National Bank provided a waiver of such covenants through March 31, 2001. However, there can be no assurance that the Company will remain in compliance.

                             ECO SOIL SYSTEMS, INC.

6. LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

2001              $ 8,913
2002                3,123
2003                   65
2004                   34
2005                   19
Thereafter             10
                  -------
TOTAL             $12,164
                  =======


7. SHAREHOLDERS' EQUITY

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

        In June 1998, the Company established the 1998 Stock Option Plan of Eco Soil Systems, Inc. (the "1998 Plan"). The 1998 Plan, as amended, provides for the issuance of up to 1,600,000 shares of common stock under incentive stock options and nonqualified stock options. The exercise price of options shall be set by the Company's Compensation Committee, provided that such price shall not be less than 85% of the fair market value at the date of the grant, or 110% in the case of any person possessing 10% combined voting power of all classes of stock of the Company. In the case of incentive stock options, such price shall not be less than 100% of the fair market value at the date of the grant. The Company's Compensation Committee also shall determine the vesting and other provisions of options granted under the 1998 Plan.

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

                             ECO SOIL SYSTEMS, INC.

7. SHAREHOLDERS' EQUITY (CONTINUED)

In June 2000, the Company established the 2000 Employee Stock Option Plan (the "2000 Employee Plan"). The 2000 Employee Plan provides for the issuance of up to 800,000 shares of common stock under nonqualified stock options. The Company's Compensation Committee shall set the exercise price of options, provided that such price shall not be less than 85% of the fair market value at the date of the grant. The Company's Compensation Committee shall determine the vesting and other provisions of options granted under the 2000 Employee Stock Option Plan. Under the 2000 Employee Plan, there were 448,500 options granted and outstanding, as of December 31, 2000, that will vest based on performance criteria of Simplot salespersons. The options have a five-year life and an exercise price of $2.22. In February 2001, the performance related options were fully vested by the Board of Directors.


        A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                                          2000                   1999                      1998
                                                  --------------------    --------------------     ----------------------
                                                              WEIGHTED                WEIGHTED                  WEIGHTED
                                                              AVERAGE                 AVERAGE                   AVERAGE
                                                              EXERCISE                EXERCISE                  EXERCISE
                                                   OPTIONS     PRICE       OPTIONS     PRICE        OPTIONS      PRICE
                                                  ---------   --------    ---------   --------     ---------    ---------
Outstanding-beginning of Year ..................  4,681,955     $4.67     2,975,459     $4.29      2,700,330      $3.37
 Granted .......................................  1,281,800     $1.97     2,480,299     $4.97        705,574      $7.55
 Exercised .....................................    (15,000)    $3.00      (538,720)    $3.10       (328,203)     $3.23
 Forfeited/cancelled ........................... (1,804,763)    $4.70      (235,083)    $6.60       (102,242)     $6.11
                                                  ---------               ---------                ---------
Outstanding-end of year ........................  4,143,992     $3.70     4,681,955     $4.67      2,975,459      $4.29
                                                  =========               =========                =========
Exercisable-end of year ........................  2,481,543     $3.90     2,023,988     $4.05      1,619,170      $3.33
                                                  =========               =========                =========
Fair value per option of options granted
  in current year ..............................                $1.46                   $3.45                     $5.15


        A summary of the Company's stock options outstanding as of December 31, 2000 is as follows:

                                                                            WEIGHTED AVERAGE
                      RANGE OF          OPTIONS        WEIGHTED AVERAGE        REMAINING          OPTIONS         WEIGHTED AVERAGE
                  EXERCISE PRICES     OUTSTANDING       EXERCISE PRICE      CONTRACTUAL LIFE     EXERCISABLE       EXERCISE PRICE
                  ---------------     -----------      ----------------     ----------------     -----------      -----------------
                      .72-2.99         1,673,110        $        1.99        $        3.83          856,278        $        2.19
                     3.00-5.99         2,096,436        $        4.26        $        2.18        1,340,088        $        4.12
                     6.00-11.44          374,446        $        8.16        $        2.40          285,177        $        8.02
                                       ---------                                                  ---------
                                       4,143,992                                                  2,481,543
                                       =========                                                  =========


        Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company has accounted for its employee stock plans under the fair value method of that statement. The fair value for options granted in 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.21% to 6.77%, dividend yield of 0%, volatility factor of 93.1% and a weighted-average expected life of the option of five years.

                             ECO SOIL SYSTEMS, INC.

7. SHAREHOLDERS' EQUITY (CONTINUED)

        The fair value for options granted in 1999 was estimated at the date of grant using the Black-Scholes method for option pricing with the following assumptions: risk-free interest rates of 4.55% to 6.25%, dividend yield of 0%, volatility factor of 79.0% and a weighted-average expected life of the option of three years. The fair value for options granted in 1998 was estimated at the date of grant using the Black-Scholes method for option pricing with the following assumptions: risk-free interest rates of 4.04% to 7.94%, dividend yield of 0%, volatility factor of 75.0%, and a weighted-average expected life of the option of three years.



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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. The effects of applying SFAS 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net loss or net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The Company's pro forma information follows ( in thousands, except per share data):

                                                                                 YEAR ENDED DECEMBER 31:
                                                                       2000               1999               1998
                                                                    ----------         ----------         ----------
Pro forma net loss from continuing operations ..............        $  (15,344)        $  (15,441)        $   (9,261)
                                                                    ==========         ==========         ==========
Pro forma net loss per share, basic and diluted ............        $    (0.83)        $    (0.88)        $    (0.57)
                                                                    ==========         ==========         ==========

Other Options and Warrants

        At various dates since 1991, the Company has issued options and warrants outside of formal plans in connection with debt or equity financing and the acquisition of technology or marketing rights. As of December 31, 2000, warrants to purchase 3,153,883 shares of common stock were outstanding at a weighted average exercise price of approximately $2.77 per share. Such warrants generally are exercisable through 2004 or 2005. During the year ending December 31, 2000, the Company issued 561,436 of warrants with a fair value of $ 1.6 million. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 5.21% to 6.77%, dividend yield of 0% volatility factor of .93.1% and a weighted-average expected life of the option of five years, and was recorded in debt issue costs. In June 2000, the Company repriced 486,436 warrants resulting in an incremental charge of $143,000.

Shares Reserved for Future Issuance

        Shares have been reserved at December 31, 2000 for the following:

Stock option plans ...........         7,259,614
Warrants .....................         3,153,883
                                      ----------
                                      10,413,497
                                      ==========

8. INCOME TAXES

At December 31, 2000, the Company had federal and California tax net operating loss carryforwards of approximately $26 million and $7 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the fifty-percent limitation on California loss carryforwards. The federal tax loss carryforward will begin expiring in 2008, unless previously utilized. California net operating losses of approximately $674,000 expired in 2000, and approximately $1.9 million of California tax loss carryforward will expire in 2001. In addition, the Company had federal and California research tax credits of $234,000 and $130,000, respectively. The tax credits will begin to expire in 2009.

                             ECO SOIL SYSTEMS, INC.

8. INCOME TAXES (CONTINUED)

        Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carry forwards are limited because of cumulative changes in ownership of more than 50% which have occurred. However, the Company does not believe the limitations will have a material impact upon the future utilization of these carry-forwards.


Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance has been provided as the realization of these assets is uncertain.

                                                                DECEMBER 31,
                                                          -------------------------
                                                            2000             1999
                                                          --------         --------
                                                                (IN THOUSANDS)
Deferred tax assets:
      Net operating loss carryforwards ...........        $ 10,195         $ 11,263
      Allowance for bad debt .....................              86              898
      Deferred gain on sale leaseback ............             190              231
      Research and development costs .............             374              297
      Other, net .................................             640            1,360
                                                          --------         --------
Total deferred tax assets ........................          11,485           14,049
Valuation allowance for deferred tax assets ......         (11,485)         (14,049)
                                                          --------         --------
Net deferred tax assets ..........................        $     --         $     --
                                                          ========         ========

        The reconciliation of income tax computed at the federal statutory rates to income tax expense is the following:

                                                          DECEMBER 31,
                                                     -----------------------
                                                      2000            1999
                                                     -------         -------
                                                         (IN THOUSANDS)
Tax at statutory rate .......................        $(3,887)        $(6,442)
Change in valuation allowance ......... .....          2,564           6,442
Effect of lower rates and other .............          1,479
                                                     -------         -------
                                                     $   156         $    --
                                                     =======         =======


9. OPERATING LEASES

        The Company leases its office facilities and certain equipment under noncancelable operating lease agreements. Future minimum operating lease payments attributable to the continuing operations as of December 31, 2000 are as follows (in thousands):

  2001 .................................        $  962
  2002 .................................           593
  2003 .................................           371
  2004 .................................           264
  2005 .................................           454
  Thereafter ...........................         1,412
                                                ------
  Total minimum lease payments .........        $4,056
                                                ======

        Rent expense attributable to the continuing operations for the years ended December 31, 2000, 1999, and 1998 was approximately $919,000, $849,000 and $1,026,000 respectively, including $449,000, $433,000 and $351,000, respectively to related parties.

                             ECO SOIL SYSTEMS, INC.

9. OPERATING LEASES (CONTINUED)

        In June 1997, three officers and shareholders of the Company contracted to buy land and acquired an option to build on land the building, which currently houses the Company's headquarters. In December 1997, the officers and shareholders transferred the purchase option to the Company under an agreement whereby the Company would exercise the purchase option, sell the building to an independent party under a sale/leaseback transaction and allocate a specific portion of any gain on the sale to the officers and shareholders. In October 1998, the Company exercised the purchase option and acquired the building for $2.4 million. In December 1998, the Company sold the building to an independent party for a gain of $863,000, and signed a 10-year agreement to lease the facility back from the independent party. In accordance with the original transfer agreement, the Company allocated $282,000 of the gain to the officers and shareholders. The remaining gain of $581,000 has been deferred and will be recognized as a reduction of rent expense over the life of the lease.


10. LITIGATION

        In November 1998, the Company executed a term sheet with the Palladin Group, L.P. ("Palladin") concerning negotiations for a possible investment by Palladin in certain new classes of securities of the Company, which, at the time, the Company was considering issuing to a certain fund managed by Palladin. The Company subsequently terminated the negotiations in December 1998. An affiliate of Palladin, Halifax Fund, L.P. ("Halifax"), filed a lawsuit on or about March 19, 1999 in San Diego Superior Court alleging that the termination violated the duties owed by the Company to Halifax under the term sheet. The lawsuit sought compensatory damages of approximately $2.6 million and punitive damages of approximately $12.0 million. In July 1999, the Company executed Settlement and Release Agreements with Halifax Fund, L.P., Palladin Group, L.P., Granite Financial Group, Inc. and Midori Capital Corporation. These agreements mutually release and discharge all claims arising from this litigation. The Company paid termination charges and attorney's fees of $198,000 related to this settlement.

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

11. SPECIAL CHARGES

        During the fourth quarter of 1998, the Company incurred special charges, related to the continuing and discontinued operations, of $3.9 million as a result of the Company's action to reorganize certain of its operations. The restructuring activities (shown below in tabular format) primarily relate to:
(a) reorganization of the Company into two separate operating segments, Turf Partners and Agricultural Supply, b) the write-off of impaired goodwill related to two businesses acquired in prior years and c) the shutdown of its Aspen Consulting, Inc. subsidiary.

        A total of 28 employees were terminated from almost all areas of the Company, with 12 having left the Company as of December 31, 1998. Additional employees left the Company during fiscal year 1999. The Company substantially completed the restructuring actions during fiscal 1999. The remainder of the accrued liabilities were recognized during fiscal 2000.

                             ECO SOIL SYSTEMS, INC.

11. SPECIAL CHARGES (CONTINUED)

Details of the restructuring charge (in thousands) are as follows:

                                                                                      CASH       ACCRUED      CASH        ACCRUED
                                                                                     EXPENDED   LIABILITIES  EXPENDED   LIABILITIES
                                                                                     THROUGH        AT       THROUGH         AT
                                                                 CASH/     AMOUNT    DECEMBER    DECEMBER    DECEMBER     DECEMBER
DESCRIPTION OF CHARGE:                                         NON CASH  OF CHARGE   31, 1999    31, 1999    31, 2000     31, 2000
----------------------                                         --------  ---------   --------   -----------  --------   -----------
REORGANIZATION OF OPERATING STRUCTURE:
   Severance of employees .................................        Cash    $  338     $  334     $    4      $    4           --
   Vacated lease facilities ...............................        Cash        55          4         51          51           --
   Write-downs of assets removed from operations ..........    Non-cash        93         --         --          --           --
   Professional fees ......................................        Cash        59         47         12          12           --
   Other ..................................................        Cash        53         51          2           2           --
                                                                           ------     ------     ------      ------         ----
                                                                              598        436         69          69           --
IMPAIRMENT LOSS ON CERTAIN ASSETS:
   Goodwill related to Turf Products subsidiary ...........    Non-cash     1,487         --         --          --           --
   Goodwill related to TurfMakers subsidiary ..............    Non-cash       919         --         --          --           --
                                                                           ------     ------     ------      ------         ----
                                                                            2,406         --         --          --           --
                                                                           ------     ------     ------      ------         ----
EXIT OF ASPEN CONSULTING OPERATIONS:
   Severance of employees .................................        Cash       143        124         19          19           --
   Write-downs of assets removed from operations ..........    Non-cash       575         --         --          --           --
   Vacated lease facilities ...............................        Cash        84         63         21          21           --
   Other ..................................................        Cash        69         47         22          22           --
                                                                           ------     ------     ------      ------         ----
                                                                              871        234         62          62           --
                                                                           ------     ------     ------      ------         ----
TOTAL SPECIAL CHARGES .....................................                $3,875     $  670     $  131      $  131           --
                                                                           ======     ======     ======      ======         ====


        During the fiscal year of 2000, the Company incurred a restructuring charge of $1.2 million as a result of the closure of five operating locations of the Agricultural Supply subsidiary located in the United States and Mexico.

        A total of 25 employees were terminated from these locations. The remaining accrued liabilities associated with these operations are expected to be paid during the fiscal year 2001.

Details of the restructuring charge (in thousands) are as follows:

                     CASH EXPENDED THROUGH DECEMBER 31, 2000
                                                                                        CASH         ACCRUED
                                                                                       EXPENDED    LIABILITIES
                                                                                       THROUGH         AT
                                                             CASH/        AMOUNT       DECEMBER     DECEMBER
DESCRIPTION OF CHARGE:                                     NON CASH     OF CHARGE      31, 2000     31, 2000
----------------------                                     --------     ---------      --------    -----------
REORGANIZATION OF AGRICULTURAL
SUPPLY OPERATING STRUCTURE:

Severance of employees ............................            Cash        $  247        $  176        $   71
Vacated lease facilities ..........................            Cash            63            58             5
Write-downs of assets removed from operations .....        Non-cash
                                                                              812           812            --
Professional fees .................................            Cash            23            21             2
Other .............................................            Cash            10            10            --
                                                                           ------        ------        ------
                                                                           $1,155        $1,077        $   78
                                                                           ======        ======        ======

                             ECO SOIL SYSTEMS, INC.

11. SPECIAL CHARGES (CONTINUED)

The following is a summary of revenue and net operating losses (in thousands) for the locations that were closed:

                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                       2000           1999           1998
                                     --------       --------       --------
Revenues                             $    630       $  1,742       $    268
                                     ========       ========       ========
Loss from operations                 $   (892)      $ (1,059)      $ (1,606)
                                     ========       ========       ========

12. SEGMENT REPORTING

        For purposes of analyzing and understanding the financial statements, the Company's continuing operations have been classified into the following business segments:

        Proprietary: This segment enters into contracts with golf courses, turf maintenance service businesses and agricultural growers, or distributors that sell to those end-user markets to manage the health and productivity of their soil during their respective type of season. The contracts require the Company to perform a comprehensive soil analysis at the beginning of the season, develop a treatment regimen, install the Company's proprietary BioJect system at the customer's site and provide the microbials throughout the season.

        Distributed: This segment distributes a wide range of irrigation and other agricultural supplies to growers.

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on net profit or loss.

                            REVENUES                      OPERATING PROFIT (LOSS)                   SEGMENT ASSETS
                --------------------------------    ----------------------------------     --------------------------------
                                   FOR THE YEAR ENDED DECEMBER 31,                                AS OF DECEMBER 31,
                ----------------------------------------------------------------------     --------------------------------
                  2000        1999        1998        2000         1999         1998         2000        1999        1998
                --------    --------    --------    --------     --------     --------     --------    --------    --------
 Proprietary    $ 11,379    $  8,571    $  8,681    $  2,820     $ (2,135)    $    391     $ 13,888    $ 15,204    $ 18,113
 Distributed      23,054      24,898      20,739      (4,788)      (1,287)       1,177       15,654      18,702      12,306
 Corporate            --          --          --      (9,294)      (8,924)      (9,310)       5,852       9,285      17,178
                --------    --------    --------    --------     --------     --------     --------    --------    --------
 Total          $ 34,433    $ 33,469    $ 29,420    $(11,262)    $(12,346)    $ (7,742)    $ 35,394    $ 43,191    $ 47,597
                ========    ========    ========    ========     ========     ========     ========    ========    ========


Depreciation that is separately identified to proprietary and distributed segments are charged to those segments. All other general and administrative costs are recognized by corporate. Foreign assets are included in segment assets.

13. SUBSEQUENT EVENTS

Former Owners Indemnification

        On March 12, 2001, an arbitrator formally ruled on an arbitration case between the Company and John C. Wells, William Wells and John Pothoff ("former owners") of Agricultural Supply, Inc., which was purchased by the Company in 1998. The result of the arbitration was that the Company was awarded an indemnification of $465,000 for uncollectible receivables included in the assets purchased from the former owners. However, the former owners were awarded an earn-out for the fiscal year 1999 of $449,000. The earn-out will be paid by offsetting it with the indemnification plus a combination of cash and Company Common Stock. The earn-out is classified as an adjustment to the purchase price, effective January 1, 2000. Therefore, amortization of $53,000 was recognized in the fiscal year 2000 operating results.

Debentures Amendment No. 2

        On March 7, 2001, the Company and the Debenture holders entered into Amendment No. 2 of the Debentures Agreement, called for a closing at which the maturity of the Debentures would be modified to $1.5 million (plus a 10% premium thereon) due on March 31, 2001 and $2.9 million due January 24, 2002. The closing did not take place, and as a result, the maturity date of the Debentures has not been changed. In connection with Amendment No. 2, the Debenture holders were issued additional warrants to purchase an aggregate of 100,000 shares of common stock with an exercise price of $1.10 per share. In addition, as part of the Amendment No. 2 the Company agreed that if it did not make the March 31, 2001 payment, the Debenture holders would be entitled to additional warrants to purchase an aggregate of 200,000 shares of common stock with an exercise price of $1.10 per share. The Company did not meet the March 31, 2001 payment requirement, therefore, the additional 200,000 warrants will be issued to the Debenture holders.

                             ECO SOIL SYSTEMS, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)


1999                                            1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER          TOTAL
Revenue                                           $  5,938         $  8,536         $ 10,755         $  8,239         $ 33,468

Loss from continuing operations                     (2,614)          (1,358)          (1,925)          (6,449)         (12,345)
Income (loss) from discontinued operations          (2,187)           2,413            1,022           (7,308)          (6,060)
Net Income (loss)                                 $ (4,801)        $  1,055         $   (903)        $(13,757)        $(18,406)

Basic EPS
  Continuing operations                           $  (0.15)        $  (0.08)        $  (0.11)        $  (0.36)        $  (0.70)
  Discontinued operations                            (0.13)            0.14             0.06            (0.42)           (0.35)
  Net Income (loss)                               $  (0.28)        $   0.06         $  (0.05)        $  (0.78)        $  (1.05)

Significant 4th Quarter adjustments
1.  Losses in Japan
2.  Adjustments to Inventory Reserves
3.  Bad debts in Mexico

2000
Revenue                                           $  6,215         $  7,794         $ 11,666         $  8,758         $ 34,433

Income (loss) from continuing operations            (3,389)          (3,090)             699           (5,482)         (11,262)
Income (loss) from discontinued operations          (2,829)          (1,495)          16,148             (652)          11,172
Loss from extraordinary item                            --               --           (3,820)              --           (3,820)
Cumulative effect of accounting change                  --               --               --             (752)            (751)
 Net Income (loss)                                $ (6,218)        $ (4,585)        $ 13,029         $ (6,887)        $ (4,661)

Basic EPS
Income (loss) from continuing operations          $  (0.18)        $  (0.17)        $   0.04         $  (0.29)        $  (0.60)
Income (loss) from discontinued operations           (0.15)           (0.08)            0.86            (0.03)             .60
Loss from extraordinary item                            --                             (0.20)              --            (0.20)
Cumulative effect of accounting change                  --                                --            (0.04)           (0.04)
  Net Income (loss)                               $  (0.33)        $  (0.25)        $   0.70         $  (0.36)        $  (0.24)

Significant 4th Quarter Adjustments
1.  E-Commerce costs incurred
2.  Legal and Professional fees incurred
    as a result of arbitration

3.  Increases in bad debt reserves

                                                                                        ADDITIONS
                                                                               --------------------------
                                                                               CHARGED TO
                                                                BALANCE AT       COSTS                                    BALANCE AT
                                                                 BEGINNING        AND         CHARGED TO                     END
DESCRIPTION                                                      OF PERIOD      EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   OF PERIOD
-----------                                                     ----------     -----------  --------------   ----------   ----------
                                                                                            (In thousands)
Year ended December 31, 2000:
  Deducted from asset accounts:
     Allowance for doubtful accounts                                 1,546            535         --            1,308     $    773

Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts                                   826          1,487         --              767     $  1,546

Year ended December 31, 1998: Deducted from asset accounts:
     Allowance for doubtful accounts                                    96            528        202                      $    826



                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
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

10.18(12)       Registration Rights Agreement, dated as of January 17, 2000, between Eco Soil Systems, Inc. and the investors signatory thereto.

10.19(12)       Security Agreement, dated as of January 17, 2000, by and among
                Eco Soil Systems, Inc., Agricultural Supply, Inc., Turf
                Partners, Inc., Sistemas Y Equipos Agricolas, S.A. de C.V.,
                Agricultural Supply de Mexico, S.A. de C.V. and BH Capital
                Investments, L.P., for itself and in trust, as agent for
                Excalibur Limited Partnership, Gundyco in trust for RSP
                550-98866-19 and MB Capital Partners.

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

10.23(12)       Amended and Restated Common Stock Purchase Warrant expiring
                August 25, 2005 in favor of Albion Alliance

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
                Mezzanine Fund, L.P.

10.24(12)       Amended and Restated Common Stock Purchase Warrant expiring
                August 25, 2005 in favor of Paribas Capital Funding LLC.

10.25(13)       The Amended and Restated 1998 Stock Option Plan of Eco Soil
                Systems, Inc.

10.26(14)       The 1999 Equity Participation Plan of Eco Soil Systems, Inc

10.27(15)       The 1999 New Hire Stock Option Plan of Eco Soil Systems, Inc.

10.28(16)       Amended and Restated Asset Purchase Agreement dated as of April
                5, 2000 by and among the Company, Turf Partners, Inc. and the
                J.R. Simplot Company.

10.29(17)       Term Loan Agreement dated as of April 12, 2000 among Turf
                Partners, Inc. and Eco Soil Systems, Inc. and J.R. Simplot
                Company.

10.30(17)       Amendment No. 4 to Loan and Security Agreement, dated as of May
                4, 2000 among Turf Partners, Inc. and Coast Business Credit.

10.31(21)       Change in Terms Agreement, dated June 1, 2000, among
                Agricultural Supply, Inc. and First National Bank

10.32(21)       Commercial guaranty dated June 1, 2000, by Agricultural Supply,
                Max Gelwix and William B. Adams.

10.33(18)       First Amendment to Amended and Restated Asset Purchase Agreement
                dated June 9, 2000 by and among the Company, Turf Partners, Inc.
                and J.R. Simplot Company.

10.34(20)       Amendment No. 6 to Note and Warrant Purchase Agreement, dated as of July 28, 2000 among the Company, Albion Alliance Mezzanine
                Fund, L.P. and Paribas Capital Funding LLC.

10.35(20)       Amended Senior Subordinated Note due January 28, 2002, dated as of July 28, 2000 among the Company and Paribas Capital Funding
                LLC.

10.36(20)       Amended and Restated Common Stock Purchase Warrant expiring
                August 25, 2005 in favor of Paribas Capital Funding LLC.

10.37(20)       Amended Senior Subordinated Note due January 28, 2002, dated as of July 28, 2000 among the Company and Albion Alliance Mezzanine
                Fund, L.P.

10.38(20)       Amended and Restated Common Stock Purchase Warrant expiring
                August 25, 2005 in favor of Albion Alliance Mezzanine Fund, L.P.

10.39(20)       Distribution and License Agreement dated July 28, 2000 between
                J.R. Simplot Company and the Company.

10.40(19)       2000 Employee Stock Option Plan of Eco Soil Systems, Inc.

10.41(1)        Amendment No. 2 to the Convertible Debentures and Warrant
                Purchase Agreement, dated as of March 7, 2001, among Eco Soil
                Systems, Inc., Agricultural Supply, Inc., Sistemas Y Equipos
                Agricolas, S.A. de C.V. and Agricultural Supply de Mexico, S.A.
                de C.V. (including Form of Amended and Restated 7% Senior
                Secured Convertible Debenture).

10.42(1)        Stock Purchase Warrant (with schedule of warrant holders)

21.1(1)         List of Subsidiaries

23.1(1)         Consent of McGladrey & Pullen, LLP, Independent Auditors

23.2(1)         Consent of Ernst & Young LLP, Independent Auditors



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

(15) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on February 10, 2000.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-21975) filed with the Commission on April 14, 2000.

(17) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on May 15, 2000.

(18) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-12653) filed with the Commission on June 19, 2000.

(19) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 31, 2000

(20) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on August 14, 2000.

(21) Incorporated by reference to the Company's Periodic Report on Form 10-Q (File No. 001-21975) filed with the Commission on November 14, 2000.