Form 10-K/A
period 2000-12-31
ECO SOIL SYSTEMS INC
filed 2001-04-30
CIK 876103

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

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,075,262.

As of April 16, 2001, the number of shares outstanding of the Registrant's common stock, $.005 par value, was 19,645,144.

        The following items of Eco Soil Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are hereby amended. Each such item is set forth in its entirety, as amended.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors, executive officers and key employees of Eco Soil and their ages as of April 16, 2001 are as follows:

Directors and Executive Officers
   William B. Adams....................    54       Chairman of the Board and Chief Executive Officer
   Max D. Gelwix.......................    50       President and Chief Operating Officer
   Dennis N. Sentz.....................    53       Vice President, Finance, Chief Financial Officer and Secretary
   William S. Potter...................    57       Director
   Edward N. Steel.....................    53       Director
   Allan R. Lyons......................    61       Director

  Key Employees
   Michael M. Iverson .................    59       Vice President, Operations
   Dr. George Soares, Jr. .............    53       Vice President, Product Development and Product Management
   James A. Turner.....................    52       Vice President, Sales and Marketing

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

        MAX D. GELWIX joined Eco Soil in September 1997 as Vice President and was promoted to President and Chief Operating Officer in March 2000. From 1979 through June 1996 he served as Executive Vice President of Arthur J. Gallagher & Co., a risk management and insurance brokerage agency, and was the President of Maxell Enterprises, a risk management consulting firm, from June 1996 through September 1997. Mr. Gelwix received his B.S. degree from Colorado State University.

        DENNIS N. SENTZ joined Eco Soil in May 1999 as Vice President of Accounting and Controller and was promoted to Chief Financial Officer in March 2000. From June 1997 to April 1999, Mr. Sentz served as Chief Financial Officer of BE&K-BECHTEL International, an engineering and construction joint venture, based in Singapore. From June 1993 to May 1997, Mr. Sentz worked for Foster Wheeler Energy Corporation as Vice

President and Chief Financial Officer of the Power Generation business. Prior to that, Mr. Sentz spent nine years as Controller and later Chief Financial Officer of Instrumentarium Imaging, Inc., a high-tech medical equipment manufacturer and distributor. Mr. Sentz received his B.B.A. in Accounting from the University of Wisconsin in 1970 and holds both the CPA and CMA certifications.

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

        ALLAN R. LYONS, CPA joined Eco Soil as Director in December 2000 and has been a significant shareholder for a number of years. He currently serves as senior advisor to P&L Capital Management LLC, a registered investment advisory firm performing all phases of financial planning and money management. In late 1999, Mr. Lyons retired from Piaker & Lyons, a CPA firm specializing in taxes, and estate and financial planning. Before becoming Chairman and CEO of Piaker & Lyons in 1994, Mr. Lyons had been a partner of the firm since 1968. Mr. Lyons holds a B.A. from State University at Binghamton School of Management and a MBA from Ohio State University.

        MICHAEL M. IVERSON joined Eco Soil in March 1998 as Vice President of Operations after serving as a consultant on a part-time basis from August 1997 to March 1998. From June 1996 to August 1997, Mr. Iverson served as Vice President of Operations with a division of Scientific Atlantic, an electronics manufacturing company. Mr. Iverson operated his own management consulting firm from June 1994 to May 1996. From June 1990 to May 1994, Mr. Iverson served as Director of Manufacturing with a division of General Dynamics, a defense contracting company. Mr. Iverson received his B.S. in Mechanical Engineering from California State University, San Luis Obispo, and his M.S. in Aeronautical Engineering from the Naval Postgraduate School.

        DR. GEORGE SOARES, JR. rejoined Eco Soil in January 2001 as the Senior Vice President for Product Development and Product Management. During 1998 and 1999, Dr. Soares served as the Vice President of Agricultural Development at Eco Soil. Prior to coming to Eco Soil, Dr. Soares worked at Mycogen Corporation for 14 years where he held several leadership roles in research, commercial development and international sales and marketing. As one of Mycogen's first scientists Dr. Soares established and directed Mycogen's bioinsecticide discovery and evaluation department, and was instrumental in the commercialization of the first genetically engineered insecticide (MVP). Dr. Soares has a strong background in biotechnology and received his Ph.D. from the University of California, Berkeley, specializing in insect pathology and biological control. Dr. Soares received his B.A. in Biological Sciences from Rutgers College and M.S. in Entomology from Rutgers University. Dr. Soares is fluent in four languages and has worked internationally for over 20 years in the development and commercialization of biopesticides and their use in integrated pest management systems.

        JAMES A. TURNER joined Eco Soil in September 2000 as Vice President of Sales and Marketing. Prior to coming to Eco Soil, Mr. Turner worked at Aquatrols Corporation for over 10 years where he was the North American sales manager. In that position he was responsible for developing and implementing sales and marketing programs for sixty distributors, as well as Aquatrols sales people in the United States, Canada and Mexico. Prior to Aquatrols Corporation, Mr. Turner worked at Rhone Poulenc Chemical Company for 11 years where he held several sales positions until he was promoted to the Southeast Regional Sales Manager. Also, he served as the Southeast Technical Service Supervisor. Most of Mr. Turner's experiences with the Rhone Poulenc Chemical Company were in the turf and ornamentals and specialty agricultural markets.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, directors, officers and beneficial owners of 10 percent or more of Eco Soil's common stock ("Reporting Persons") are required to report to the Securities and Exchange Commission (the "Commission") on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of Eco Soil's common stock. Based solely on its review of such forms received by it and the written representations of its Reporting Persons, to Eco Soil's knowledge, all of the Section 16(a) filings required to be made by Reporting Persons with respect to 2000 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows for each of the last three full fiscal years, compensation awarded, paid to, or earned by Eco Soil's Chief Executive Officer and its two executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year (the "Named Executive Officers").


                                                                                                         LONG-TERM
                                                                 ANNUAL COMPENSATION                 COMPENSATION AWARDS
                                                  ---------------------------------------        ------------------------------
                                                                                                   OTHER          SECURITIES
                                                                                                    ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION(S)                    YEAR         SALARY              BONUS         COMPENSATION       OPTIONS (#)
------------------------------                    ----        --------            -------        ------------     -------------
William B. Adams ..............................   2000        $256,148            $              $220,833(2)              --
     Chairman of the Board and                    1999         300,000(1)              --          13,440(3)         450,000
     Chief Executive Officer                      1998         150,000                 --              --                 --

Max D. Gelwix(4) ..............................   2000        $158,750                 --              --            200,000
     President and Chief Operating Officer        1999         106,666              7,500              --              9,375
                                                  1998          87,500                 --              --             15,000

Dennis N. Sentz(5) ............................   2000        $132,417              9,500              --             50,000
     Chief Financial Officer and Secretary        1999          59,375                 --              --             60,000

----------------

(1)     Mr. Adams agreed to defer $125,000 of his 1999 salary.

(2) Represents Mr. Adams' deferred salary from 1999 as well as the deferred portion through May 2000. In addition, Mr. Adams was paid a bonus related to fiscal year 1998 of $43,750.

(3)     Reflects auto allowances paid to Mr. Adams.

(4) Mr. Gelwix joined Eco Soil in September 1997 as Vice President and was promoted to President and Chief Operating Officer in March 2000.

(5) Mr. Sentz joined Eco Soil in May 1999 as Controller and was promoted to Chief Financial Officer in March 2000. The amount shown in the salary column in 1999 reflects the amount actually paid to Mr. Sentz by Eco Soil in 1999.

OPTION GRANTS DURING FISCAL YEAR 2000

        The following table provides information concerning the grant of stock options to the Named Executive Officers of Eco Soil during fiscal 2000. Eco Soil does not have any outstanding stock appreciation rights.


                                INDIVIDUAL GRANTS


                                                                                              POTENTIAL REALIZABLE VALUE
                                           % OF TOTAL                                             AT ASSUMED RATES OF
                       NUMBER OF             OPTIONS                                            STOCK PRICE APPRECIATION
                       SECURITIES           GRANTED TO                                             FOR OPTION TERM(1)
                    UNDERLYING OPTIONS      EMPLOYEES        EXERCISE PRICE    EXPIRATION     ---------------------------
                         GRANTED          IN FISCAL YEAR        PER SHARE         DATE           5%                 10%
                    ------------------    --------------     --------------    ----------     --------           --------
William B. Adams              --                 --                 --                --            --                 --
Max D. Gelwix            200,000               15.8%          $   1.50          05/23/05      $ 82,890           $183,150
Dennis N. Sentz           50,000                4.0%          $   1.50          05/23/05        20,723             45,788


(1) The assigned rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict or forecast future stock prices.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

        The following table provides information with respect to the Named Executive Officers, concerning the exercise of stock options during fiscal 2000 and unexercised options held as of the end of fiscal 2000.


                                                                 NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES                                OPTIONS AT FY-END (#)                 AT FY-END ($)(1)
                         ACQUIRED ON        VALUE           --------------------------------      ------------------------------
NAME                     EXERCISE (#)    REALIZED ($)       EXERCISABLE        UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                     ------------    ------------       -----------        -------------      -----------      -------------
William B. Adams              --              --              457,772              360,000              --              --
Max D. Gelwix                 --              --              165,375              139,000              --              --
Dennis N. Sentz               --              --               76,500               33,500              --              --


------------

(1) Based on the closing sale price of Eco Soil's common stock on December 29, 2000 ($0.8125), as reported by the Nasdaq National Market, less the option exercise price.

COMPENSATION OF DIRECTORS

        On September 11, 2000, Eco Soil's Board of Directors approved the Outside Director Compensation Program. The program entitles the directors to the following:

        (i)     a retainer fee of $30,000 payable in semi-annual installments,

        (ii) a fee of $1,000 for meetings attended, plus all reasonable travel and out-of-pocket expenses,

        (iii) 30,000 options to purchase common stock at the then-current market price, vesting equally over a three year period upon the completion of a service term, and for Audit and Compensation Committee members, 2,500 options to purchase common stock at the then current-market price, vesting at the end of each year served.

EMPLOYMENT AGREEMENTS

        Eco Soil does not currently have employment agreements with any of its executive officers.

COMPENSATION PLANS

        1992 Stock Option Plan. In February 1992, Eco Soil adopted a Stock Option Plan (the "1992 Plan"), under which 125,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to officers, employees and directors of, and advisors and consultants to, Eco Soil. The 1992 Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options. The 1992 Plan will terminate on February 4, 2002, unless sooner terminated by the Board of Directors. Eco Soil's shareholders approved an increase in the number of shares reserved for issuance under the Option Plan to 250,000 shares in August 1993, to 350,000 shares in April 1995, to 450,000 shares in May 1996, to 900,000 shares in November 1996 and to 1,100,000 shares in June 1997. The principal purposes of the 1992 Plan are to provide incentives for officers, employees and consultants of Eco Soil and its subsidiaries through the granting of options, thereby stimulating their personal and active interest in Eco Soil's development and financial success, and inducing them to remain in Eco Soil's employ. The 1992 Plan provides for option grants covering up to 1,100,000 shares of Eco Soil's common stock. As of April 16, 2001, options have been granted (net of those canceled) to purchase an aggregate of 822,236 shares of Eco Soil's common stock at prices ranging from $3.00 to $5.63 were outstanding under the 1992 Plan. 277,764 additional shares remain available for grant under the 1992 Plan.

        1996 Directors' Option Plan. The 1996 Directors' Stock Option Plan (the "Directors' Plan") provided for the automatic grant of nonstatutory stock options to nonemployee directors. Eco Soil initially reserved a total of 60,000 shares of Eco Soil's common stock for issuance under the Directors' Plan. As of April 16, 2001, 21,000 additional shares were available for the grant of options under the Directors' Plan.

        1998 Stock Option Plan. In February 1998, Eco Soil adopted the 1998 Stock Option Plan of Eco Soil Systems, Inc. (the "1998 Plan"), under which 1,000,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to officers, employees and directors of, and consultants to, Eco Soil. Eco Soil's shareholders approved the adoption of the 1998 Plan on June 19, 1998. The 1998 Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Code and nonqualified stock options. The 1998 Plan will terminate on February 3, 2008, unless sooner terminated by the Board of Directors. The Board of Directors approved an increase in the number of shares reserved for issuance under the 1998 Plan to 1,400,000 shares in December 1998 and to 1,600,000 shares in April 1999. Eco

Soil's shareholders approved these increases in the number of shares available for issuance under the 1998 Plan in June 1999. The principal purposes of the 1998 Plan are to provide incentives for officers, employees and consultants of Eco Soil and its subsidiaries through the granting of options, thereby stimulating their personal and active interest in Eco Soil's development and financial success, and inducing them to remain in Eco Soil's employ. The 1998 Plan provides for option grants covering up to 1,600,000 shares of Eco Soil's common stock. As of April 16, 2001, options had been granted (net of those canceled) to purchase an aggregate of 682,952 shares of Eco Soil's common stock at prices ranging from $0.72 to $9.63 under the 1998 Plan. 917,048 additional shares remain available for grant under the 1998 Plan.

        1999 Equity Participation Plan. In April 1999, Eco Soil adopted the 1999 Equity Participation Plan of Eco Soil Systems, Inc. (the "1999 Plan"), under which 1,600,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to Eco Soil's senior management. Eco Soil's shareholders approved the adoption of the 1999 Plan in June 1999. The 1999 Plan provides for the grant of both stock options intended to qualify as incentive stock options as defined in the Code and nonqualified stock options. The 1999 Plan will terminate on April 19, 2009, unless sooner terminated by the Board of Directors. The principal purposes of the 1999 Plan are to provide incentives for members of Eco Soil's senior management through granting of options and stock purchase rights, thereby stimulating their personal and active interest in Eco Soil's development and financial success, and inducing them to remain in Eco Soil's employ. The 1999 Plan provides for option grants covering up to 1,600,000 shares of Eco Soil's common stock. As of April 16, 2001, options had been granted (net of those canceled) to purchase an aggregate of 900,000 shares of Eco Soil's common stock at prices ranging from $1.50 to $4.44 under the 1999 Plan. 700,000 additional shares remain available for grant under the 1999 Plan.

        1999 New Hire Stock Option Plan. In June 1999, Eco Soil adopted the 1999 New Hire Stock Option Plan of Eco Soil Systems, Inc. (the "New Hire Plan"), under which 1,000,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to Eco Soil's employees. The New Hire Plan provides for the grant of non-qualified stock options. The principal purposes of the New Hire Plan are (i) to provide additional incentives for employees of Eco Soil to further the growth, development and financial success of Eco Soil by personally benefiting through the ownership of Eco Soil common stock which recognizes such growth, development and financial success and (ii) to enable Eco Soil to obtain and maintain the services of employees considered essential to the long range success of Eco Soil. The New Hire Plan provides for option grants covering up to 1,000,000 shares of Eco Soil's common stock. As of April 16, 2001, options had been granted (net of those canceled) to purchase an aggregate of 116,750 shares of Eco Soil's common stock at prices ranging from $1.25 to $8.06 under the New Hire Plan. 883,250 additional shares remain available for grant under the New Hire Plan.

        2000 Employee Stock Option Plan. In June 2000, the Company established the 2000 Employee Stock Option Plan of Eco Soil Systems, Inc. (the "2000 Employee Plan"), under which 800,000 shares of Eco Soil's common stock were initially reserved for issuance upon exercise of options granted to Eco Soil's employees. The 2000 Employee Plan provides for the grant of non-qualified stock options. The principal purposes of the 2000 Employee Plan are (i) to provide additional incentives for employees of Eco Soil to further the growth, development and financial success of Eco Soil by personally benefiting through the ownership of Eco Soil common stock which recognizes such growth, development and financial success and (ii) to enable Eco Soil to obtain and maintain the services of employees considered essential to the long range success of Eco Soil. The 2000 Employee Plan provides for option grants covering up to 800,000 shares of Eco Soil's common stock. As of April 16, 2001, options had been granted (net of those canceled) to purchase an aggregate of 663,667 shares of Eco Soil's common stock at prices ranging from $0.97 to $2.22 under the 2000 Employee Plan. 136,333 additional shares remain available for grant under the 2000 Employee Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2000, the Compensation Committee was comprised of Messrs. Steel, Potter and Adams. Mr. Adams is the Chief Executive Officer of Eco Soil.

        No interlocking relationship exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of April 16, 2001, the number and percentage ownership of Eco Soil's common stock by: (i) each director of Eco Soil, (ii) each Named Executive Officer (as defined above) of Eco Soil, (iii) each person or entity known by Eco Soil to own beneficially more than five percent of Eco Soil's common stock and (iv) all directors and executive officers of Eco Soil as a group.


                                                                  AMOUNT AND NATURE OF BENEFICIAL          PERCENTAGE OF
              NAME AND ADDRESS (1)                                          OWNERSHIP                  OUTSTANDING SHARES
              --------------------                                -------------------------------      ------------------
William B. Adams (2) ....................................                   1,762,457                         8.7%

Max D. Gelwix (3) .......................................                     296,275                         1.5%

Dennis N. Sentz (4) .....................................                      86,500                           *

Douglas M. Gloff (5) ....................................                   1,129,500                         5.5%
16476 Calle Pulido
San Diego, CA ...........................................                                                   92127

William S. Potter (6) ...................................                     415,132                         2.1%
P.O. Box 8173
Rancho Santa Fe, CA 92067

Edward N. Steel (7) .....................................                       3,300                           *
41 Ravine Lake Road
Bernardsville, NJ 07924

Allan R. Lyons ..........................................                     479,000                         2.4%
5653 NW 38th Avenue
Boca Raton, FL 33496

All executive officers and directors as a group
(6 persons) (8) .........................................                   3,042,664                        14.7%

-------------------

*       Less than 1%.

(1) Except as indicated by footnote, each person or group identified has sole voting and investment power with respect to all shares of Eco Soil's common stock shown as beneficially owned by them. Except as otherwise indicated, the address of each of the above persons is c/o Eco Soil Systems, Inc., 10740 Thornmint Road, San Diego, California 92127.

(2) Includes 512,772 shares of Common Stock subject to currently exercisable options and warrants.

(3) Includes 175,375 shares of Common Stock subject to currently exercisable options and warrants.

(4) Includes 76,500 shares of Common Stock subject to currently exercisable options.

(5) Includes 725,000 shares of Common Stock subject to currently exercisable options and warrants.

(6) Includes 82,000 shares of Common Stock subject to currently exercisable options and warrants owned by Rugged Rigger, Inc., a California corporation that is wholly owned by Mr. Potter. Also includes 333,132 shares of Common Stock owned by Rugged Rigger.

(7) Includes 3,300 shares of Common Stock subject to currently exercisable options.


(8)    See notes 1-4 and 6-7 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

        None

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ECO SOIL SYSTEMS, INC.

April 30, 2001

                                           By: /s/ WILLIAM B. ADAMS
                                              ---------------------------------
                                              William B. Adams,
                                              Chairman of the Board and
                                              Chief Executive Officer