Form 10-Q
period 2001-03-31
ECO SOIL SYSTEMS INC
filed 2001-05-15
CIK 876103

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ---------------------------------------
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2001, 19,681,464 shares of the Registrant's Common Stock, $.005 par value per share, were outstanding.

                                      INDEX
                             ECO SOIL SYSTEMS, INC.
                                    FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000                                                 3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000                            4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000                                         5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Item 3.  Quantitative and Qualitative Disclosure of Market Risk               11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 3.  Defaults upon Senior Securities                                      12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     19

                             ECO SOIL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  ASSETS
                                                                   MARCH 31,    DECEMBER 31,
                                                                     2001           2000
                                                                   ---------    ------------
                                                                  (UNAUDITED)     (NOTE)
Current Assets:
     Cash and cash equivalents                                     $     86      $    903
     Accounts receivable, net of allowance for doubtful
        accounts of $398 and $773 at March 31, 2001 and
        December 31, 2000, respectively                               3,972         4,031
     Inventories                                                     10,956        10,254
     Prepaid expenses and other current assets                          646           987
                                                                   --------      --------
Total current assets                                                 15,660        16,175
Equipment under construction                                          5,208         5,870
Property and equipment, net                                           4,589         4,978
Intangible assets, net                                                6,542         6,597
Debt issuance costs, net                                                523           282
Note Receivable-Long Term                                             1,089         1,064
Other assets                                                            439           428
                                                                   --------      --------
Total assets                                                       $ 34,050      $ 35,394
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $  5,435      $  4,103
     Accrued expenses                                                 1,899         2,303
     Current portion of long-term obligations                         8,646         8,913
                                                                   --------      --------
Total current liabilities                                            15,980        15,319

Long-term obligations, net of current portion                         3,224         3,251
Deferred gain on sale/leaseback of building                             450           465
Other                                                                   385           377
Shareholders' equity:
     Preferred stock
        $.005 par value; 5,000,000 shares authorized;
            none issued and outstanding                                  --            --
     Common stock
        $.005 par value; 50,000,000 shares authorized at
            March 31, 2001 and December 31, 2000, 19,681,464
            and 18,915,547 shares issued, issuable and outstanding
            at March 31, 2001 and December 31, 2000, respectively       100            96
     Additional paid-in capital                                      59,677        58,713
     Warrants                                                         4,733         4,362
     Accumulated deficit                                            (50,362)      (47,037)
                                                                   --------      --------
                                                                     14,148        16,134
     Treasury stock                                                    (112)         (112)
     Note Receivable-Shareholders                                       (25)          (40)
                                                                   --------      --------
Total shareholders' equity                                           14,011        15,982
                                                                   --------      --------

Total liabilities and shareholders' equity                         $ 34,050      $ 35,394
                                                                   ========      ========

See accompanying notes.

Note: The Balance Sheet at December 31, 2000 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                             ECO SOIL SYSTEMS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2001                2000
                                                  --------            --------
Revenues:
     Proprietary Products                         $  1,767            $  1,935
     Distributed Products                            3,898               4,924
                                                  --------            --------
Total revenues                                       5,665               6,859

Cost of revenues:
     Proprietary Products                            1,173               1,139
     Distributed Products                            3,337               3,778
                                                  --------            --------
Total cost of revenues                               4,510               4,917

Gross profit                                         1,155               1,942

Operating expenses:
     Selling, general and administrative             3,424               3,865
     Research and development                           37                 114
     Amortization of intangibles                       133                 141
                                                  --------            --------
Loss from operations                                (2,439)             (2,178)
Interest expense                                       923                 877
Interest income                                         36                  28
                                                  --------            --------
Loss from continuing operations                     (3,326)             (3,027)
Loss from discontinued operations                       --              (3,028)
                                                  --------            --------

Net loss                                          $ (3,326)           $ (6,055)
                                                  ========            ========

Net loss from continuing operations               $  (0.17)           $  (0.16)
Loss from discontinued operations                       --               (0.17)
                                                  --------            --------
Net loss per share basic and diluted              $  (0.17)           $  (0.33)
                                                  ========            ========

Shares used in calculating net loss per share,
   basic and diluted                                19,449              18,535
                                                  ========            ========

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          --------------------

                                                                            2001         2000
                                                                          -------      -------
OPERATING ACTIVITIES:
Net loss                                                                  $(3,212)     $(3,027)
Adjustments to reconcile net cash used in operating activities:
        Depreciation and amortization                                         405          795
        Amortization of debt issuance costs and discount on long-term
          debt                                                                533          802
        Deferred rent                                                          (7)         (15)
        Provision for losses on accounts receivable                           (99)         104
        Loss/(gain) on sale of property and equipment                          46           17
        Issuance of stock options/warrants for services                       210           51
        Changes in operating assets and liabilities                         1,469         (352)
                                                                          -------      -------
Net cash used in operating activities of continuing operations               (655)      (1,625)
Net cash used in operating activities of discontinued operations               --       (3,193)
                                                                          -------      -------
Net cash used in operating activities                                        (655)      (4,818)

INVESTING ACTIVITIES:
Proceeds from the sale of property, equipment and intangibles                  16           (2)
Purchase of property and equipment                                            (44)        (277)
                                                                          -------      -------
Net cash used in investing activities of continuing operating                 (28)        (279)
Net cash used in investing activities of discontinued operations               --          (29)
                                                                          -------      -------
Net cash used in investing activities                                         (28)        (308)

FINANCING ACTIVITIES:
Proceeds from short-term obligations                                           --        4,613
Repayments from short-term obligations                                        (37)      (1,002)
Repayments of long-term obligations                                           (24)        (100)
Net proceeds from issuance of common stock                                     --           44
Debt issuance costs                                                           (73)        (595)
                                                                          -------      -------
Net cash (used in) provided by financing activities of continuing            (134)       2,960
operations
Net cash provided by financing activities of discontinued operations           --        2,162
                                                                          -------      -------
Net cash (used in) provided by financing activities                          (134)       5,122
                                                                          -------      -------

Net decrease in cash and cash equivalents                                    (817)          (4)
Cash and cash equivalents at beginning of period of continuing
  operations                                                                  903          131
Decrease in cash and cash equivalents of discontinued operations               --          204
                                                                          -------      -------
Cash and cash equivalents at end of period of continuing operations       $    86      $   331
                                                                          =======      =======
NON CASH ITEMS:
Warrants issued relating to debt issuance costs                           $   371      $ 1,152
                                                                          =======      =======
Shares of common stock issued upon conversion of debt                     $   416      $    --
                                                                          =======      =======

See accompanying notes.

                             ECO SOIL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Eco Soil Systems, Inc. (the "Company"), all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 2001 and 2000 have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.  NET LOSS PER SHARE

    In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per share" ("SFAS 128"), basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding stock options and warrants and conversion of debt. These shares are excluded when their effects are antidilutive.


3.  DISCONTINUED OPERATIONS

    On July 28, 2000, the Company completed the sale of substantially all of the assets of its Turf Partners subsidiary (the "Asset Sale") to the J.R. Simplot Company ("Simplot") and as a result, the March 2000 financials have been retroactively restated to give effect to the discontinued segment. At the closing of the Asset Sale, Simplot made a cash payment of $23 million and assumed Turf Partners' existing long-term debt and vendor payables totaling $37.3 million. Simplot also assumed Turf Partners' outstanding contracts and leases. The Asset Sale was consummated pursuant to an Amended and Restated Asset Purchase Agreement dated April 5, 2000, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated June 9, 2000.

The unaudited results of the discontinued operations (in thousands) were as follows:

                                            THREE MONTHS
                                        ENDED MARCH 31, 2000
                                        --------------------
Revenues                                      $11,532
Cost of revenues                                8,552
                                              -------
Gross profit                                    2,980

Operating expenses:
   Selling, general and administrative          4,695
   Amortization of intangibles                    152
                                              -------
Loss from operations                           (1,867)
   Interest expense                             1,161
                                              -------
Net Loss                                      $(3,028)
                                              =======

    For the periods presented, the Company borrowed funds from institutional lenders and accredited investors to provide working capital for the parent company and its subsidiaries. The interest expense associated with this debt was originally recorded by the parent company, but a portion of interest expense associate with this debt has been allocated to the discontinued operations noted above. Interest expense allocated to the discontinued operations totaled $789,000 for the three months ended March 31, 2000. Also, selling, general and administrative expenses that were recorded by the parent company but were specifically an expense of the discontinued operations have been allocated to the discontinued operations as shown above. The amount of selling, general and administrative expenses allocated by the parent company to the discontinued operations totaled $425,000 for the three months ended March 31, 2000.

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

                                          OPERATING PROFIT
                      REVENUES                (LOSS)                  SEGMENT ASSETS
                  -----------------      -------------------        ------------------
                     FOR THE THREE MONTHS ENDED MARCH 31,             AS OF MARCH 31,
                  ------------------------------------------        ------------------
                    2001      2000         2001        2000           2001       2000
                   ------    ------      -------     -------        -------    -------
 Proprietary       $1,767    $1,935      $   (23)    $    21        $15,411    $13,806
 Distributed        3,898     4,924       (1,094)       (884)        13,786     20,791
 Corporate             --        --       (2,209)     (2,164)         4,853     12,723
                   ------    ------      -------     -------        -------    -------
 Total             $5,665    $6,859      $(3,326)    $(3,027)       $34,050    $47,320
                   ======    ======      =======     =======        =======    =======


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

    This information should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report for the quarter ended March 31, 2001 and 2000. Additionally, the financial statements and notes thereto and Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 will provide additional information.

OVERVIEW

    The Company develops, markets and sells proprietary biological products, and their delivery systems, for the golf and agricultural industries. The Company's most unique delivery system is the BioJect, a patented and EPA-approved device that stimulates and dispenses biological products through irrigation systems. The Company's proprietary products are sold both directly and through traditional distribution channels into the turf market and through direct sales along with irrigation products into the agricultural market.

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

    In connection with the Asset Sale, the Company entered into two distribution agreements with Simplot. In the first agreement, a Distribution and License Agreement, Simplot agreed to purchase and distribute a minimum of $5 million of the Company's proprietary FreshPack(TM) products during the first two years of the five-year agreement. In the second agreement, Simplot agreed to distribute the Company's proprietary products in Simplot's Soilbuilders stores. The Company and Simplot also entered into a field trials agreement pursuant to which Simplot will pay the Company to perform Field Trials of the Company's BioJect system and microbials on selected Simplot crops in 2001.

    Following the Asset Sale, the Company began invoicing the BioJect customers directly and paying a commission to the Simplot salesmen for renewed microbial and service contracts and the sale of BioJect system units.

FIRST QUARTER ENDED MARCH 31, 2001 COMPARED TO FIRST QUARTER ENDED MARCH 31,
2000

RESULTS OF OPERATIONS

REVENUES

    For the first quarter of 2001, our revenues were $5.7 million, a decrease of 17.4% versus $6.9 million for the first quarter of 2000. The decrease in revenues is primarily due to the decrease in distributed revenues.

    For the first quarter of 2001, proprietary revenues were $1.8 million, a decrease of 8.7% versus $1.9 million for the first quarter of 2000. The decrease was due to the inclement weather in the Midwest and East, which delayed the orders of products such as FreshPack(TM) and primarily the start-up of the BioJect system units for the season. However, the overall decrease was mitigated by sales of the RhizUp(TM) product, which increased by $457,000 or 93.5% compared to first quarter of 2000. Distributed revenues were $3.9 million, a decrease of 20.8% versus $4.9 million for the first quarter of 2000. The decrease in distributed revenues is due to the closing of five unprofitable stores that were operated by the Company's Agricultural Supply subsidiary.

GROSS PROFIT

    For the first quarter of 2001, our gross profit was $1.2 million, a decrease of 40.5% versus $1.9 million for the first quarter of 2000. For the first quarter of 2001, our gross margin was 20.4% versus 28.3% for the first quarter of 2000. The decrease in gross margin resulted primarily from decreased distributed products margin, which was negatively impacted by the liquidity problems of the Company that prohibited the taking of cash and volume purchase discounts and rebates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    For the first quarter 2001, selling, general and administrative ("SG&A") expense was $3.4 million, a decrease of 11.4% versus $3.9 million for the first quarter of 2000. SG&A expense as a percentage of revenues was 60.4% for the first quarter 2001 compared to 56.4% for the first quarter 2000. The decrease in the SG&A is primarily due to the overall cost control efforts employed by the Company and the restructuring actions taken by the Company in the second quarter of 2000. As part of these actions, the Company closed five unprofitable stores and eliminated redundant positions within the Company.

    Also, in the first quarter of 2001, the Company included in SG&A a non-recurring charge of $209,000 related to the accelerated vesting of stock options granted to former employees.

RESEARCH AND DEVELOPMENT

    For the first quarter of 2001, research and development ("R&D") expense was $37,000, compared to $114,000 for the first quarter of 2000. The decrease in R&D expense is due to the Company being continually more selective in the R&D programs that are being supported.

AMORTIZATION EXPENSE

    For the first quarter of 2001, amortization expense was $133,000, compared to $141,000 for the first quarter of 2000.

INTEREST EXPENSE

    For the first quarter 2001, interest expense was $923,000, an increase of 5.2% versus $877,000 for the first quarter 2000. The increase is due to additional non-recurring debt issuance costs of $581,000 related to the convertible debentures.

NET LOSS FROM CONTINUING OPERATIONS

    For the first quarter of 2001, net loss was $3.3 million or $0.17 per share compared to a net loss of $3.0 million or $0.16 per share for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception from revenues from sales of our products, sales of our common stock, borrowings from our principal shareholders and debt financing. For the first quarter of 2001, our operating and investing activities used cash of $683,000.

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

    On January 24, 2000, the Company issued $4.5 million of Senior Secured Convertible Debentures (the "Debentures") and warrants to purchase 356,436 shares of common stock. The Debentures were originally due January 24, 2001 and bear interest at a rate of 7% per annum, which is due quarterly beginning March 31, 2000, and is payable in cash or common stock at our option. In June 2000, the Company reduced the exercise price of the warrants to purchase 356,436 shares of common stock to $1.00 and issued additional warrants to purchase an aggregate of 75,000 shares of common stock with an exercise price of $2.50 per share to the Debenture holders in connection with obtaining the Debenture holders' consent to the Term Loan from Simplot described below. On December 11, 2000, the Company and the Debenture holders entered into Amendment No. 1 of the Debentures Agreement, which called for a modification of the maturity of the Debentures to $1.5 million (plus 10% premium thereon) due on January 24, 2001 and $2.9 million due January 24, 2002. On March 7, 2000, the Company and the Debenture holders entered into Amendment No. 2 of the Debentures Agreement, which called for a closing prior to March 31, 2001 at which the maturity of the Debentures would be modified to $1.5 million (plus a 10% premium thereon) due on March 31, 2001 and $2.9 million due January 24, 2002. On April 26, 2001, the Company issued Amended and Restated Debentures to the holders that were in accordance with these terms. In connection with Amendment No. 2, the Debenture holders were issued additional warrants to purchase 500,000 shares of common stock with an exercise price of $1.10 per share. In addition, as part of the Amendment No. 2, the Company agreed that if the Company did not make the March 31, 2001 payment, the Debenture holders would be entitled to additional warrants to purchase an additional 200,000 shares of common stock with an exercise price of $1.10 per share valued at approximately $305,000; of which $113,000 was charged to interest expense and the remaining $191,000 is debt issuance costs. The Company did not meet the March 31, 2001 payment requirement and is in default under the Debentures. As a result the Company is required to issue the additional 200,000 warrants to the Debenture holders.

    On April 12, 2000, the Company entered into a Term Loan Agreement ("Term Loan") with Simplot. The $3 million Term Loan was paid to the Company in July 2000 and used for working capital purposes. The Term Loan was repaid in the same month, July 2000, from the proceeds of the Asset Sale, described above.

    The FNB Working Capital Facility contain certain restrictions and limitations on the Company's operations, including restrictions on capital expenditures, sale of assets, lease liabilities, mergers or other forms of business combinations, as well as the prohibition on the payments of cash dividends. The FNB Working Capital Facility also contain certain covenants which require the Company to maintain minimum levels of net worth, working capital and other financial ratios, as defined. As of March 31, 2001, the Company was not in compliance with certain of these covenants. First National Bank provided a waiver of such covenants through March 31, 2001.

    The Company intends to finance its future operations and growth through a combination of product revenues, borrowings available under lines of credit and public or private debt or equity financing. During 2001, the Company also intends to sell or lease all of the BioJect system units it presently has in service to the end user. This change in strategy will increase cash flows from operations over the previous method of renting the BioJect system units. There can be no assurance that Eco Soil will be successful in selling the BioJect system units or in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 3.  DEFAULTS UPON SECURITIES

The Company is in default under the FNB Working Capital Facility. The FNB Working Capital Facility matured as of December 31, 2000. On March 21, 2001 the Company entered into a Change in Terms Agreement with FNB that extended the working capital facility to March 31, 2001 and waived the covenant violations as of December 31, 2000. The Company has not obtained extensions and waivers from FNB beyond March 31, 2001. The FNB Working Capital Facility is due and payable in full. The total amount outstanding is approximately $5.2 million.

    The Company also is in default under the terms of the Debentures. On March 7, 2000, the Company and the Debenture holders entered into Amendment No. 2 of the Debentures Agreement, which called for a closing prior to March 31, 2001 at which the maturity of the Debentures would be modified to $1.5 million (plus a 10% premium thereon) due on March 31, 2001 and $2.9 million due January 24, 2002. On April 26, 2001, the Company issued Amended and Restated Debentures to the holders that were in accordance with these terms. In connection with Amendment No. 2, the Debenture holders were issued additional warrants to purchase 500,000 shares of common stock with an exercise price of $1.10 per share. In addition, as part of the Amendment No. 2, the Company agreed that if the Company did not make the March 31, 2001 payment, the Debenture holders would be entitled to additional warrants to purchase an additional 200,000 shares of common stock with an exercise price of $1.10 per share. The Company did not meet the March 31, 2001 payment requirement. As a result, at March 31, 2001, the Company's obligations under the Debentures had accelerated and the Debentures were due and payable in full. On April 26,2001, in conjunction with the issuance of the amended and restated Debentures, the Company cured the default. The total amount outstanding is approximately $4.0 million. The Company also is required to issue the additional 200,000 warrants to the Debenture holders.

    The Company also is in default for failure to pay the Notes and the Simplot Term Loan as a result of the blockage of payments imposed by the FNB Change in Terms Agreement. As a result, the Notes and the Simplot Term Loan are due and payable in full. The total amount outstanding under the Notes is approximately $900,000 and the total amount outstanding under the Simplot Term Loan is approximately $1.2 million. Simplot has the right to offset amounts owed to Eco Soil under product supply agreements against amounts owed by Eco Soil to Simplot under the Term Loan Agreement. Simplot currently owes Eco Soil amounts in excess of the total amount outstanding under the Term Loan Agreement.

    The Company is currently seeking waivers of the defaults described above and is engaged in negotiations to obtain a new working capital facility.


ITEM 5.  OTHER INFORMATION


FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

    This report contains certain forward-looking statements about the business and financial condition of the Company, including various statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results of the Company could differ materially from any forward-looking statements contained herein. The following information sets forth certain factors that could cause the actual results to differ materially from those contained in the forward-looking statements. For a more detailed discussion of the factors that could cause actual results to differ, see "Item 1: Business -- Factors That Could Affect Future Performance" in the Company's Form 10-K for the fiscal year ended December 31, 2000.

    We are in default under our principal debt arrangement, have an indispensable need for capital, and the report of our independent accountants accompanying our financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. Primarily because of our history of operating losses and because of our need to refinance our working capital line of credit with the First National Bank of San Diego, there is substantial doubt about our ability to continue as a going concern unless we are able to obtain additional debt and/or equity financing. We anticipate that without additional financing we would likely run out of cash to fund our operations during the second quarter of 2001.

    On June 30, 1999 the Company's wholly owned subsidiary Agricultural Supply, Inc. entered into a credit agreement with First National Bank (the "FNB Working Capital Facility"). The FNB Working Capital Facility is a $10 million, three-year credit facility based upon Agricultural Supply's eligible inventory and receivables and has an interest rate of prime plus .25%. Effective June 1, 2000, the following changes were made to the terms of the FNB Working Capital
Facility: (a) fixed assets (BioJect(R) system units) were added to the description of collateral, (b) maturity date changed to December 31, 2000, (c) interest rate was changed to Prime plus 1.5%, and (d) personal guarantees were provided by key executives. As of March 31, 2001, of the $6.5 million availability (based on eligible receivables, inventory and fixed assets) under the FNB Working Capital Facility, Agricultural Supply had borrowed $5.2 million. On March 21, 2001 the Company entered into a Change in Terms Agreement with FNB that extended the working capital facility to March 31, 2001 and waived the covenant violations as of December 31, 2000. The Change in Terms Agreement further prohibits the Company from making any payments to subordinated debt holders, thereby putting the Company in default under its Term Loan Agreement with J.R. Simplot Company, its Convertible Subordinated Debentures and its Amended Senior Subordinated Notes. The extension provided by the Change in Terms Agreement expired on March 31, 2001.

    On December 11, 2000, the Company entered into Amendment No. 1 to the Convertible Debentures and Warrants Purchase Agreement pursuant to which the Company sold the Convertible Subordinated Debentures, which amendment called for the extension of the maturity of a portion of the debentures to January 24, 2002. On March 7, 2001, the Company entered into Amendment No. 2 in which the Company agreed to repay in cash $1,500,000 in principal plus a 10% premium required under the terms of the Convertible Subordinated Debentures on or before March 31, 2001. In connection with Amendment No. 2, the Company issued warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $1.10 per share to the holders of the Convertible Subordinated Debentures. Amendment No. 2 further provides that if the $1.5 million principal repayment is not made on or before March 31, 2001, the Company must issue warrants to purchase an additional 200,000 shares at the same $1.10 strike price and seek to enter into an additional extension agreement. The Company did not make the payment on March 31, 2001. As a result, the Company is in default under the Convertible Subordinated Debentures and is required to issue the additional 200,000 warrants to the holders of the Convertible Subordinated Debentures.

    We can give you no assurances that the Company will obtain additional extensions and waivers from FNB, the holders of the Convertible Subordinated Debentures or its other debt holders. We currently do not have any arrangements to obtain other sources of financing. There can be no assurance that Eco Soil will be successful in obtaining additional financing on acceptable terms or at all, which would result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. The report of independent accountants on our December 31, 2000 financial statements included herein includes an explanatory paragraph to this effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 of our Consolidated Financial Statements.

    We have a history of operating losses and an accumulated deficit, and we may not achieve or maintain profitability in the future. At March 31, 2001, we had an accumulated deficit of $50.2 million. We have historically experienced losses due to significant expenditures for product development, sales, marketing and administrative costs, as well as amortization costs associated with our acquisitions of turf and agricultural products dealers.

    If we are unable to successfully enter new markets, our business will be adversely affected. Sales of our proprietary products remain in the early stages of market introduction and are subject to the risks inherent in the commercialization of new product concepts, particularly with respect to agricultural applications. There can be no assurance that our efforts to increase sales of proprietary products to turf and agricultural crop and ornamental markets will prove successful, that marketing partnerships will be established and will become successful, or that our intended customers will purchase our systems and products instead of competing products. In addition, there can be no assurance that we will be able to obtain significant customer satisfaction or market share with our proprietary products. Furthermore, the Company has begun selling Biojects to the end user, this is a new strategy and there can be no assurance that the Company will be successful with this new strategy.

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

    Our products are subject to governmental regulations and approvals. We are subject to laws and regulations administered by federal, state and foreign governments, including those requiring registration or approval of fertilizers, pesticides, water treatment products and product labeling. Some of our current products are subject to regulation by the EPA, the USDA and by certain state environmental and agricultural departments. Prior to 1998, we had only one registered pesticide with the EPA, Bacillus thuringiensis, and had marketed it as well as other microbial products only as soil inoculants. In 1998, we received two EPA approvals. First, we registered Pseudomonas aureofaciens TX-1 (Spot-less) with the EPA as a biofungicide for use in turf across the United States and received EPA approval of the BioJect as a means of application of the microbe. Second, we received EPA approval to use Xanthomonas campestris pv poaannua (Xpo) as a bioherbicide in experimental use permit trials for use in turf across the United States. We are in the final process of receiving EPA approval on Pseudomonas Hororaphis, Strain 63-28 (AtEze) for use as a biofungicide on greenhouse and agricultural plants. We can give you no assurance that we will obtain EPA approval for sales of additional microbial products as biopesticides. In order to market a microbe as a pesticide, we must obtain EPA approval of a particular product containing that microbe, including EPA approval of the claims made in the product label and the method of application. Registration of our microbial products as pesticides likely will be a lengthy and expensive process that may or may not result in EPA approval. Without the desired EPA approvals, we will not be able to market such unregistered microbes as pesticides, and our sales efforts will be limited to discussions of the soil inoculant features of the microbe. If the EPA determines that a microbial product has no significant commercially valuable use other than use as a pesticide, however, we will be precluded from selling the product entirely unless it is approved by the EPA.

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

    Our efforts to sell our products outside the United States have had limited success to date and may not be successful in the future. We have devoted substantial resources to developing markets for our products outside the United States, particularly in Mexico where the Company has significant receivables, inventory and fixed assets held in the name of its subsidiary Agricultural Supply de Mexico. In addition, our strategic relationship with The Cargill Corporation calls for us to sell our proprietary products to the Canadian market. To date, our operations outside the United States have generated limited revenues, which have not been sufficient to cover our costs in seeking to penetrate foreign markets. While we are continuing to explore opportunities to sell our products outside the United States, we can give you no assurance that we will be successful. Our international sales efforts are subject to risks associated with operations in foreign countries that may increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

o fluctuations in currency exchange rates, which may make our products more expensive;

o   general economic conditions in international markets;

o   political risks;

o additional costs of compliance with local regulations, including costs associated with unexpected changes in regulatory requirements resulting in unanticipated costs and delays;

o   tariffs, export controls and other trade barriers; and

o longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

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

    A small number of shareholders may be able to exercise effective control over us. As of March 31, 2001, our current principal shareholders and management owned more than 14% of the outstanding shares of our common stock, assuming the exercise of all outstanding options and warrants held by them and no exercise of options or warrants held by others. Accordingly, even though we currently have cumulative voting, the current principal shareholders and management, if voting in concert, may have the ability to effectively control the election of a majority of our directors or any other major decisions involving our assets or us.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

     3.1(3)    Amended and Restated Articles of Incorporation
     3.2(4)    Articles of Correction to Amended and Restated Articles of Incorporation
     3.3(5)    Articles of Amendment to Amended and Restated Articles of Incorporation
     3.4(3)    Bylaws, as amended
     4.1(2)    Form of the Common Stock Certificate
    10.1(6)    Amendment No. 2 to the Convertible Debentures and Warrant Purchase Agreement,
               dated as of March 7, 2001, among Eco Soil Systems, Inc., Agricultural Supply,
               Inc., Sistemas Y Equipos Agricolas, S.A. de C.V. and Agricultural Supply de
               Mexico, S.A. de C.V. (including Form of Amended and Restated 7% Senior Secured
               Convertible Debenture).
    10.2(6)    Stock Purchase Warrant (with schedule of warrant holders)
    10.3(1)    Change in Terms Agreement, dated March 21, 2001, among Agricultural Supply, Inc., a Delaware corporation, Eco Soil Systems, Inc., Agricultural Supply de Mexico,
               S.A. de C.V., Sistemas Y Equipos Agricolas, S.A. de C.V. and First National Bank.


----------

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

(6) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-21975) filed with the Commission on April 18, 2001.


 (b) REPORTS ON FORM 8-K

       None.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Eco Soil Systems, Inc.


Date: May 15, 2001                          By:  /s/ WILLIAM B. ADAMS
                                                 -------------------------------
                                                  William B. Adams
                                                  Chairman and Chief Executive
                                                  Officer


Date: May 15, 2001                          By:  /s/ JOHN LOMORO
                                                 -------------------------------
                                                  John Lomoro
                                                  Chief Accounting Officer